Form 10KSB
period 1995-12-31
MEDICAL STERILIZATION INC
filed 1996-03-29
CIK 723592

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 1995

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to_________________

                       Commission file number: 2-85008-NY

                           Medical Sterilization, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

                     New York                              11-2621408
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification No.)

     225 Underhill Boulevard, Syosset, New York             11791
      (Address of principal executive offices)            (Zip code)

                                 (516) 496-8822
                (Issuer's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None
                              ---------------------

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 1995 were $8,772,430. As of March 18, 1996, the aggregate market value of the Issuer's voting stock (including common stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock) held by non-affiliates was approximately $2,239,500 based on the average bid and asked price of the Issuer's Common Stock on March 18, 1996 as reported on the Nasdaq Bulletin Board System.

As of March 18, 1996, there were 2,980,496 shares of the Issuer's Common Stock, par value $.01 per share, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-KSB: (1) Proxy Statement for the Issuer's 1996 Special Meeting in Lieu of Annual Meeting of Shareholders - Items 9, 10, 11 and 12.

================================================================================

                                     PART I

Item 1.    Description of Business
----------------------------------
Overview

           Medical Sterilization, Inc. ("MSI" or the "Company") provides off-site reprocessing and sterilization of the Company's standard containerized reprocessable sterilized surgical instrument sets as well as certain other items requiring sterilization for healthcare providers such as hospitals and ambulatory surgi-centers. MSI also provides contract steam and radiation sterilization services for manufacturers of disposable medical products such as bandages, sponges, tracheotomy kits, surgical gloves and laboratory ware. In addition, the Company utilizes its electron beam radiation accelerator to process various industrial products and to perform certain modifications to those products.

           The Company provides its off-site reprocessing and sterilization services and pre-sterilized reprocessable instrument sets to hospitals and ambulatory surgi-centers within a radius of 75 miles of its Syosset, New York facility. As of December 31, 1995, MSI had 22 long-term and 6 short-term contracts with healthcare providers in its area of operations and estimates that there are approximately 250 hospitals within this area. The Company provides its contract steam and radiation sterilization services to manufacturers of disposable medical products within a 300 mile radius of its Syosset facility. The Company currently provides sterilization services for approximately 30 medical products manufacturers such as Busse Hospital Disposables, Elkay Products, Inc. and Hermitage Hospital Supply Corp., and estimates that there are approximately 200 such manufacturers in its operating area. MSI processes industrial products for several industrial companies principally in the Northeastern United States and processes polytetrafluoroethylene ("PTFE"), also known as "Teflon" (a registered trademark of E.I. Dupont de Nemours & Co.), solely for Precision Micron Powders, Inc., a distributor of processed PTFE owned by Shamrock Technologies, Inc., and for Shamrock Technologies, Inc.

           The Company was founded in May 1982 as a New York corporation. Its principal executive offices are located at 225 Underhill Boulevard, Syosset, New York 11791, and its telephone number is (516) 496-8822.

           Statements in this Form 10-KSB which are not historical facts, so-called "forward-looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results."

Sterilization Services for Healthcare Providers

           MSI provides off-site cleaning, decontamination and sterilization processing of the Company's standard containerized reprocessable sterilized surgical instrument sets ("Instrument Sets") as well as certain other items requiring sterilization ("Sterilizable Items") for healthcare providers such as hospitals and ambulatory surgi-centers within a radius of 75 miles of its Syosset, New York facility. As of December 31, 1995, the Company had 28 sterilization service contracts with hospitals and ambulatory surgi-centers. The Company estimates that there are approximately 250 such healthcare providers in its operating area.

           Sterilizable Items consist of surgical instruments, utensils, surgical gowns and wraps and other items used in healthcare facilities which require sterilization. Instrument Sets are pre-packaged, sterilized, reprocessable instrument sets, each of which is a complete set of instruments necessary for a given medical procedure. The Company has designed approximately 85 different Instrument Sets for operating room procedures and labor and delivery, including gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage. MSI packages its Instrument Sets in rigid containers with filters and seals, thereby maintaining sterile integrity without the risk of tearing and pinholes which occur in more traditional wrappers. The Instrument Sets aid in the organization of the instruments for ease of use and provide for better instrument accountability once the procedure is completed. Once an Instrument Set has been utilized, it is returned to the Company for cleaning, sterilization and repackaging.

           The Company's services are designed to replace or supplement the existing in-house sterilization facilities of healthcare providers. Many hospitals have older, less efficient sterilization facilities, staff their facilities with nurses whose skills could be more effectively used elsewhere and underutilize their sterilization facilities by operating their equipment only once per day. Because of the relatively low volume of sterilization activities undertaken at many of these facilities, worker productivity may not be as high as in other areas of the healthcare organization, causing concern for administrators. In addition, as hospitals continue to evaluate ways in which to better utilize their available space, many hospitals are seeking to replace their in-house sterilization facilities with profit generating centers such as operating rooms. Many hospitals are also looking for ways in which to improve operating room efficiency by eliminating the sterilization processing delays and shortages sometimes experienced with their in-house sterilization facilities.

           By utilizing state of the art, industrial size equipment, modern sterilization technology, less expensive labor, and handling larger volumes, the Company believes that it offers a cost-effective, high quality alternative to in-house sterilization facilities. The Company processes Instrument Sets and Sterilizable Items for numerous customers and has installed modern, industrial size sterilization equipment at its Syosset facility, including ultrasonic cleaners, a tunnel washer and a 300 cubic foot steam sterilizer. The Company is in the process of installing an additional tunnel washer and another 300 cubic foot steam sterilizer.

           The Company believes that it offers better sterility assurance levels than those maintained at many hospitals. In order to comply with the infection control requirements of the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Center for Disease Control, the Association for Advancement of Medical Instrumentation ("AAMI"), the Association of Operating Room Nurses ("AORN"), the policies and procedures of each respective hospital as well as the requirements of Federal, state and local government agencies, the Company has established rigorous testing measures and procedures, such as sterilization process monitors (including temperature and pressure recording), chemical indicators and bacteriological spore and culture testing. The Company is a registered contract sterilization facility with the U.S. Food and Drug Administration ("FDA"), even though neither the Company's activities in this area nor hospital sterilization facilities are required to be so registered. See "-Government Regulation."

Contract Sterilization of Disposable Medical Products

           MSI provides contract steam and radiation sterilization services to manufacturers of disposable medical products. The Company sterilizes disposable medical products such as adhesive and gauze bandages, lap sponges, absorbent cotton balls, tracheotomy kits, trauma dressings, operating room drapes, surgical gloves, in vitro diagnostic kits and laboratory ware, such as pipettes, petri dishes, flasks, roller bottles and tissue culture wells. As of December 31, 1995, the Company's customers in this area included 30 disposable medical products manufacturers within a 300 mile radius of its Syosset, New York facility. MSI estimates that there are approximately 200 disposable medical products manufacturers operating in this geographic area.

           The Company's contract sterilization services are utilized by manufacturers of disposable medical products which do not have in-house sterilization capabilities or which have limited in-house capacity and utilize the Company's services to handle overflow. The Company's services are also used by manufacturers which require electron beam radiation sterilization either because the nature of the product requires electron beam radiation treatment to achieve acceptable levels of sterilization or because for certain products electron beam radiation sterilization can be more cost-effective than other methods. The Company believes that approximately 10% of all disposable medical products and devices are sterilized using electron beam radiation. To meet this need for contract sterilization services, MSI has established a radiation facility featuring a 4.5 million electron volt, 150 kilowatt accelerator which provides either electron or x-ray radiation.

           Although the Company provides sterilization services for approximately 30 manufacturers of disposable medical products and is sterilizing products on a daily basis, the Company has experienced reduced orders from certain large customers over the preceding three years and has a significant amount of available capacity in its contract sterilization business. The Company's Board of Directors has determined that it is in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. The Company is evaluating opportunities to maximize the value of its electron-beam related businesses, including its contract sterilization of disposable medical products unit and its radiation processing of industrial products unit either through sale, joint venture or other commercial means. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Radiation Processing of Industrial Products

           MSI performs radiation processing services for a number of industrial products manufacturers. The Company's electron beam accelerator can be used to link chemically a long string of molecules of polyethylene and polyvinylchloride, to treat crude rubber to achieve bonding and hardening and to link undivided chemical compounds into a larger chemical entity. As of December 31, 1995, the Company was processing industrial products for several industrial companies principally in the Northeastern United States, which products included fabricated plastic objects, gaskets, tubing and plastic sheet and film. As part of its radiation processing services, the Company can also cross-link the insulation on small gauge wire.

           The Company's primary radiation processing activity is the irradiation of polytetrafluoroethylene ("PTFE"), which is also known as "Teflon" (a registered trademark of E.I. Dupont de Nemours & Co). Once processed, the PTFE can be ground into very small particles for use primarily as an additive for printing inks and as a lubricant. The Company processes PTFE for Precision Micron Powders, Inc. ("Precision"), a PTFE distributor owned by Shamrock Technologies, Inc. ("Shamrock"), and for Shamrock. The Company processes PTFE for Precision and Shamrock pursuant to a Toll Processing Agreement, as amended, entered into in connection with the settlement of a lawsuit brought against the Company by Shamrock. See "Item 3. Legal Proceedings." Pursuant to the Toll Processing Agreement, as amended, MSI will process PTFE only for Precision and Shamrock, and Precision and Shamrock agree to use certain minimum levels of processing services through June 30, 1997 at prices which will result in a gross profit to the Company for providing these services. The Company anticipates that the amended Toll Processing Agreement will result in the purchase by Precision and Shamrock of approximately $4.2 million of PTFE processing services for the period of January 1, 1996 through June 30, 1997 if the Toll Processing Agreement is performed in accordance with its terms. The term of the Toll Processing Agreement may be extended at Shamrock's option in three month increments until December 31, 1997, after which time MSI must cease processing PTFE, unless otherwise agreed by Shamrock.

           The Company's Board of Directors has determined that it is in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. The Company is evaluating opportunities to maximize the value of its electron-beam related businesses, including its contract sterilization of disposable medical products unit and its radiation processing of industrial products unit either through sale, joint venture or other commercial means. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Competition

           The Company's principal competition with respect to its sterilization services for healthcare providers comes from the in-house sterilization facilities of hospitals and ambulatory surgi-centers. Most hospitals have an in-house sterilization capability and many have invested significant capital in their sterilization facilities. Also, the in-house sterilization facility staff may be committed to maintaining the facility and its current staffing levels. As a result, healthcare providers may be reluctant to shift their sterilization activities from in-house to an off-site contractor. The Company also understands that Baxter V. Mueller ("Baxter"), a division of Baxter Health Care Corporation, a company with substantially greater financial and other resources than MSI, has established Offsite Instrument and Gown Reprocessing and Sterilization Service Centers in Chicago, Illinois; Houston, Texas; Detroit, Michigan; Tampa, Florida; and Baltimore, Maryland. Although the Company does not directly compete with Baxter, there can be no assurance that Baxter will not open an Offsite Instrument and Gown Reprocessing and Sterilization Center in the Company's service territory. If such a center were opened in the Company's service territory, the Company's business, results of operations and financial condition could be materially adversely affected. In addition, the Company is aware of an emerging trend for some hospitals to outsource their endoscopy decontamination processing to mobile endoscopy reprocessors who provide limited on-site decontamination services to the hospital, which then will utilize its in-house facility for sterilization. The Company has identified endoscopy decontamination and sterilization as a target market for its services. To the extent the Company enters into this field, it will face competition from these mobile endoscopy reprocessing service providers. There can be no assurance that the Company will be able to penetrate the market for endoscopy processing and sterilization services, to achieve significant market share or to compete effectively with mobile endoscopy reprocessing service providers.

           The market for contract sterilization of disposable medical products services is highly competitive. There are a number of entities, most of which have significantly greater financial and other resources than the Company, which offer contract sterilization services. The Company's major competitors in this area include Isomedix Inc., E-Beam Services, Inc. and Ethox Corp. The Company also competes with in-house sterilization departments of disposable medical products manufacturers. There are a number of companies, many of which have significantly greater financial and other resources than the Company, with sterilization capabilities, primarily Ethylene Oxide ("EtO"), radiation and steam sterilization, as well as decontamination and packaging capabilities, which could enter into the healthcare provider field or the disposable medical products field in the future.

           In the industrial products radiation processing area, the Company competes with a number of competitors, including Isomedix Inc. and E-Beam Services, Inc.. Most of these companies have significantly greater financial and other resources than the Company. In the year ended December 31, 1995, substantially all of the Company's revenues from radiation processing of industrial products services were derived from the provision of PTFE processing services for Precision and Shamrock. Pursuant to the amended Toll Processing Agreement with Shamrock, all of the Company's PTFE processing during 1995 was, and in the future will be, performed for Precision and Shamrock at established minimum production levels and the Company is not permitted to process PTFE for any other party. As a result, the Company does not currently face competition with respect to its PTFE processing services.

           MSI believes that the principal bases of competition include price, quality, reputation and rapid turnaround. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The ability of the Company to compete successfully in the future will depend on factors both within and outside its control, including the Company's ability to modernize and upgrade its technology, to improve and modernize its sterilization processes, to respond to changing market conditions and the activities of its competitors, to control costs, to grow its customer base both within its existing geographic area and nationally in a manner which permits the allocation of fixed costs over a broader revenue base, and general market and economic conditions. The Company's ability to compete will also depend, in significant part, upon the Company's ability to convince hospitals to shift their sterilization activities from in-house to the Company's off-site facilities and to penetrate the marketplace for endoscopy decontamination and processing services. There can be no assurance that the Company will be able to compete successfully with respect to these factors in the future or that present competitors or future entrants will not successfully compete with the Company in the future, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

Customers

           The Company sells its sterilization services to healthcare providers such as hospitals and ambulatory surgi-centers within a 75 mile radius of its Syosset facility. As of December 31, 1995, the Company provided Instrument Sets and sterilization services for Sterilizable Items pursuant to 28 sterilization services contracts with hospitals and ambulatory surgi-centers. With respect to contract sterilization services for disposable medical products manufacturers, as of December 31, 1995, the Company provided contract sterilization services to 30 disposable medical products manufacturers within a 300 mile radius of its facility in Syosset. The Company performs its PTFE processing services for Precision and Shamrock and processes other industrial products for other manufacturers. As of December 31, 1995, the Company was processing industrial products for several industrial companies principally in the Northeastern United States. For the fiscal year ended December 31, 1995, sales to Precision and Shamrock accounted for substantially all of the Company's revenues from industrial product radiation processing services and 30% of the Company's total revenues. No other single customer accounted for 10% or more of the Company's total revenues for the fiscal year ended December 31, 1995. The loss of any one or more significant customers could have a material adverse effect on the Company's business, results of operations and financial condition.

Suppliers

           The Company purchases from surgical instrument manufacturers the surgical instruments included in Instrument Sets that are provided to hospitals and ambulatory surgi-centers. Pursuant to a sales and marketing agreement recently entered into with Pilling Weck, a national surgical instrument manufacturer and a division of Teleflex Incorporated, the Company has agreed to purchase substantially all of its surgical instrument requirements from Pilling Weck, and Pilling Weck has agreed to supply surgical instruments to the Company as well as to be the exclusive sales and marketing agent for MSI in the United States. See "-Sales and Marketing." Pursuant to this agreement, the Company will receive certain volume pricing discounts and the Company will utilize Pilling Weck supplied instruments in its Instrument Sets unless a particular customer requires the use of another instrument vendor. The Company believes that surgical instruments are readily available from other suppliers at market prices should Pilling Weck for any reason be unable to satisfy the Company's instrument needs in full.

Sales and Marketing

           MSI's sales and marketing strategy is to grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its services into the general operating room of the hospital after a period of successful product performance in the labor and delivery area. The Company also intends to expand its portfolio of reprocessing services to include new service offerings such as endoscopy procedure specific Instrument Sets. The Company's sales and marketing efforts are coordinated by two dedicated in-house sales professionals who are supported by a third sales coordinator who works with the hospitals to determine the proper configuration of the Instrument Sets to be provided to each hospital. In addition, the Company has recently entered into a sales and marketing agreement with Pilling Weck which provides, among other things, for Pilling Weck to represent and sell MSI's decontamination, reprocessing and sterilization services to customers in select highly populated urban centers in exchange for specified commissions. Pursuant to the sales and marketing agreement, which has a three-year term ending January 5, 1999 unless extended or earlier terminated in accordance with its terms, Pilling Weck is providing to MSI the services of its 10 Northeast sales representatives who are assisting the Company in developing sales opportunities in the Northeast corridor.

Intellectual Property

           The Company does not rely on any patents for the conduct of its business. The Company does rely upon the know-how of its employees and has executed non-disclosure and non-competition agreements with its employees. The Company relies in significant part upon its hospital tracking software which allows the Company to monitor and control the levels of Sterilizable Items and Instrument Sets on site with a given customer and to plan and control sterilization activities. The Company's hospital tracking software was purchased from its developer and the copyrights were assigned to the Company. Although the Company believes that it has all necessary ownership and copyright rights in its hospital tracking software and that this software does not infringe upon the intellectual property rights of third parties, any determination to the contrary could have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulation

         The Company has obtained a license from the New York State Department of Labor, Division of Safety and Health, Radiological Health Unit to operate its radiation sterilization and processing facility. This license is currently in force and the Company believes it is in material compliance with applicable laws and regulations with respect to its radiation sterilization and processing facility.

         The Company is registered with the Department of Health and Human Services, Public Health Service of the FDA, and believes it is in material compliance with the FDA compliance program with regard to the industrial sterilization of medical devices. The Company complies with this program even though, for these purposes, a hospital (and the Company, by extension) is not considered to be a manufacturer of medical devices and is therefore not subject to the FDA regulations.

         The Company believes that it is in material compliance with the regulations of the Nassau County Department of Public Works with regard to the disposition of effluents. The Company has a certificate to operate an ozone emission source from the Nassau County Department of Health which enforces the regulations of the New York State Department of Health. In July 1994, the New York State Department of Environmental Conservation announced stringent standards with regard to the emission of ozone . The Company is working with State and County authorities on an established timeline to bring the Company into compliance with these standards. MSI has hired consultants to measure the emissions of ozone and, in conjunction with State and County authorities, to design necessary pollution control equipment to meet these standards. The Company estimates that the cost of equipment to bring the Company into compliance with these standards will be approximately $300,000. If the Company does not comply with these ozone emission standards it will not be able to obtain a permit to operate its electron beam accelerator, resulting in a significant reduction in revenues. With the exception of this potential expenditure, the Company's cost of compliance with applicable environmental laws and regulations has not been material. However, there can be no assurances that changes in existing environmental laws or the enactment of new laws will not require the Company to invest substantial amounts in pollution control equipment. Any such changes, or any failure to comply with environmental laws and regulations, could have a material adverse effect on the Company's business, results of operation or financial condition. See "Item 3. Legal Proceedings."

         The Company is also subject to the requirements of the Occupational Safety and Health Administration ("OSHA") and believes that it is in material compliance with OSHA. The Company believes that it is in material compliance with all other applicable federal, state and local rules and regulations relating to the conduct of its business.

Employees

         As of December 31, 1995, the Company had 81 full-time and 20 part-time employees. Management believes its relations with its employees are good. None of its employees are covered by any collective bargaining agreement.

Item 2.     Description of Property
-----------------------------------

         The Company's headquarters, including its executive offices, sterilization facility and radiation processing facility, occupy 103,000 square feet of leased space in a building located at 225 Underhill Boulevard, Syosset, New York. The Company originally entered into its headquarters lease on March 1, 1984. In February 1994, the Company and the Landlord amended the lease to extend its term from March 1, 1994 to February 28, 1996, with an annual rent of $432,000. On November 20, 1995, the Company executed a new lease for its headquarters which provides for a term of March 1, 1996 through February 28, 2001 with an annual rent of $456,000 for the first three years and $504,000 for the next two years.

         The Company believes that its facilities and equipment are in good condition and are suitable for its operations as presently conducted and for its foreseeable future operations. The Company currently believes that additional facilities and equipment can be acquired if necessary, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all.

Item 3.    Legal Proceedings
----------------------------

         The Company and Robert S. Luniewski, its former Senior Vice President, were named as defendants in an action which was commenced on May 31, 1988 in the United States District Court, Eastern District of New York, by Shamrock alleging patent infringement, breach of an Employment Agreement, a Trade Secret Agreement and fiduciary relationship as an officer of Shamrock. Shamrock was awarded damages in the amount of $2,677,728.70 together with interest on the sum of $2,057,294.30 at the rate of 1.5% above the prime rate from August 21, 1989. Shamrock also obtained a permanent injunction as of September 3, 1989 against the Company from processing PTFE by methods which allegedly infringed Shamrock's patent and violated trade secrets. The Court of Appeals for the Federal Circuit affirmed the award of damages. In November 1994, Shamrock and MSI entered into agreements as a result of which the judgment, then in the amount of $3,751,600 including interest, was satisfied. In settlement, the Company paid $62,500 to Shamrock; issued to Shamrock warrants to purchase 75,000 shares of the Company's Common Stock at $2.00 per share; and issued to Shamrock 25,000 shares of the Company's Common Stock. See Note 13 of Notes to Financial Statements.

         At the time of the settlement in November 1994, the Company and Shamrock entered into the Toll Processing Agreement pursuant to which Shamrock agreed to purchase from the Company $3.3 million of PTFE processing services over a period of 18 months ending May, 1996 at prices which provided for a gross profit to the Company. On November 1, 1995, the Toll Processing Agreement was extended and modified. The extension covers a period of 18 months which commenced January 1, 1996 and ends on June 30, 1997, unless extended at Shamrock's option for additional three month increments through December 31, 1997. Because the extension agreement was to commence on January 1, 1996, the existing requirement for Shamrock to purchase $3.3 million of PTFE processing services through May of 1996 was terminated as of December 31, 1995. For the period from November 1994 through December 31, 1995, Shamrock had purchased approximately $3,200,000 of PTFE processing services pursuant to the Toll Processing Agreement. During the extension period the Company has agreed to provide, and Shamrock has agreed to use, certain minimum levels of processing services at prices which will result in a gross profit to the Company for providing these services. If the extension agreement is performed in accordance with its terms, the Company estimates that Shamrock and Precision will purchase approximately $4.2 million of PTFE processing services from January 1, 1996 through June 30, 1997. The Company has agreed that it will not process PTFE for any other entity during and after the termination of its agreement with Shamrock.

         MSI gave to Shamrock as security a confession of judgment in the amount of $1,250,000 to be entered only if any agreement listed in the Settlement Agreement is rejected under the provisions of the Bankruptcy Code and only if a proceeding is commenced in the future in which the Company is the bankrupt party. The Confession of Judgment is limited to the earlier of the rejection of an agreement by the Bankruptcy Court and 120 days after the termination of the original Toll Processing Agreement on December 31, 1995.

         In addition, in July 1994 the New York State Department of Environmental Conservation announced stringent standards with regard to the emission of ozone. The Company is working with State and County authorities on an established timeline to bring the Company into compliance with these standards. The Company has hired consultants to measure the Company's ozone emissions and, in conjunction with State and County authorities, to design necessary pollution control equipment to meet these standards. The estimated cost of such pollution control equipment is approximately $300,000. In the event the Company does not install such pollution control equipment, it will not obtain a permit to operate its electron beam accelerator, which would result in a significant reduction in revenues and would have a material adverse effect on the Company's business, results of operations and financial condition. See "Item
1. Description of Business-Government Regulation."

Item 4.    Submission of Matters to a Vote of Security-Holders
--------------------------------------------------------------

         No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 31, 1995.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters
--------------------------------------------------------------------------------

         The Company's Common Stock, $.01 par value per share, has been traded in the over-the-counter market (under the symbol "MSTI") since September 26, 1983 and is now quoted on the Nasdaq Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 18, 1996 was 275. The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 1996 (through March 18, 1996):

1996                                         High Bid         Low Bid
----                                         --------         -------
First Quarter (through March 18, 1996)         1-3/16          15/16

1995
----
Fourth Quarter                                 1-7/8           11/16
Thir Quarter                                   1-1/4            1/2
Second Quarter                                 1-1/4            1/2
First Quarter                                  1-1/4            1/2

1994
----
Fourth Quarter                                 1-3/8            5/8
Third Quarter                                  1-3/8            3/8
Second Quarter                                  19/64          19/64
First Quarter                                   11/16           1/4

         The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company is required to pay dividends in cash or in kind with respect to the outstanding shares of Series B Convertible Preferred Stock. In addition, the Company's loan agreements, the Financing Agreement with Rosenthal and Rosenthal, Inc. and the terms of the Company's outstanding Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock prohibit the payment of dividends on the shares of Common Stock. See Notes 6 and 8 of Notes to Financial Statements.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

Overview

         The Company had net income in the year ended December 31, 1995 of approximately $192,000 as compared to approximately $52,000 for the year ended December 31, 1994. The increase in net income of approximately $140,000 was due primarily to a 17% increase in sales volume in the Company's sterilization services for healthcare providers business in 1995 as compared to the Company's sales volume in that business for 1994, partially offset by reduced sales volume in the Company's radiation processing business and an increase in operating expenses and selling, general and administrative expenses.

         The Company had net income in 1994 of approximately $52,000 as compared to approximately $246,000 in 1993. The decrease was due primarily to reduced sales volume in the Company's contract sterilization business as several customers (Costar and American White Cross) reduced their business with the Company. Even though sales in the Company's sterilization services for healthcare providers and radiation processing businesses increased, they could not offset the significant loss of volume in the contract sterilization business. The profit in 1993 was primarily a result of the reversal of the unapplied portion of the reserve for litigation loss the Company had accrued as of December 31, 1992.

         For the fiscal year ended December 31, 1995, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 53.7%, 15.3% and 31.0%, respectively, of the Company's revenues, as compared with 49.2%, 15.4% and 35.4%, respectively, for the fiscal year ended December 31, 1994. The Company's Board of Directors has determined that it is in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. The Company is evaluating opportunities to maximize the value of its electron-beam related businesses, including its contract sterilization of disposable medical products unit and its radiation processing of industrial products business unit either through sale, joint venture or other commercial means.

         Price increases are governed by contract terms for sterilization services to healthcare providers. These contracts have recognizable escalation factors. The prices for sterilization of disposable medical products and the processing of industrial products are determined by competition and market conditions. Price increases normally will be reflected in increased revenues and profits and a price decreases normally will result in decreased revenues and profits.

         In November 1994, the Company satisfied an outstanding judgment against it, entered into a two million dollar working capital line of credit with an asset-based lender, restructured its bank financing and renegotiated the terms of its existing preferred stock with its majority preferred shareholders See Notes 6, 8, 9 and 13 of Notes to Financial Statements.

         In December 1995, the Company extended the term of its working capital line of credit (which was due to expire in November 1996) to January 1997. All other terms of the agreement were left the same. See Note 6 of Notes to Financial Statements.

Results of Operations

1995 Compared with 1994
-----------------------

         Revenues. Revenues for the year ended December 31, 1995 increased approximately 7% to approximately $8,772,000 from approximately $8,220,000 for the year ended December 31, 1994. The increase in revenues was attributable to an approximate $685,000 or 8% increase in total revenues related to the Company's sterilization services to healthcare providers business and an approximate $77,000 or 1% increase in total revenues related to the Company's contract sterilization business, partially offset by an approximate $207,000 or 2% decrease in total revenues related to the Company's radiation processing of industrial products business. The increase in total revenues related to the Company's sterilization services to healthcare providers was attributable to market penetration of new customers and expanded services to the Company's existing customer base. The Company's sales strategy is to grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its service into the general operating room of the hospital after a period of successful product performance in the original labor and delivery area. MSI also intends to expand its portfolio of reprocessing services to include new service offerings such as endoscopy procedure specific Instrument Sets. The decrease in radiation processing revenues was primarily attributable to discounted prices given to its largest customer. These price concessions, which are basically volume discounts, were given to ensure a steady flow of production through its facility which provides for a more consistent absorption of the Company's overhead.

         Gross Profit. Gross profit increased approximately $374,000 or 19% from approximately $1,972,000 in the year ended December 31,1994 to approximately $2,346,000 in the year ended December 31, 1995. Gross profit as a percentage of revenues increased 2.8% from 23.9% in the year ended December 31, 1994 to 26.7% in the year ended December 31, 1995. The increase in the Company's gross profit was attributable to improved production efficiencies in the Company's plant. The major components of these efficiencies were a reduction in labor as a percentage of revenues, and a reduction of utilities as the Company made arrangements to purchase the major portion of its electricity from the New York State Power Authority at reduced rates.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $116,000 from approximately $1,706,000 in the year ended December 31, 1994 to approximately $1,822,000 in the year ended December 31, 1995. As a percentage of revenues, selling, general and administrative expenses increased from 20.7% in the year ended December 31, 1994 to 20.8% in the year ended December 31, 1995. The major portion of the increase resulted from the recruiting and eventual hiring of a new president of the Company and the expenses related thereto, which was a non-recurring expense. In most other areas of selling, general and administrative expenses, the Company experienced virtually no increases.

         Interest Expense. Interest expense increased from approximately $221,000 or 2.7% of revenues for the year ended December 31, 1994 to approximately $335,000 or 3.8% of revenues for the year ended December 31, 1995. This increase of $114,000 or 52% was the result of increased borrowing to support the Company's growth and an increase in the Company's interest rate.

         Net Income. Net income increased from approximately $52,000 or 0.6% of revenues in 1994 to approximately $192,000 or 2.2% of revenues in the year ended December 31, 1995. This represented an increase of approximately $140,000 or 269% for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in net income is basically attributable to the increased sales volumes and gross margin increases partially offset by increases in selling, general and administrative expenses and interest expense as the Company continued to make investments in these areas.

         Net Income (Loss) Applicable to Common Shareholders. Net income (loss) applicable to common shareholders for the year ended December 31, 1995 increased to approximately $77,000 from a net loss of approximately ($126,000) for the year ended December 31, 1994. This represented an increase of approximately $203,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase was the result of the increase in net income described above and the decrease in dividends on the Preferred Stock from approximately $178,000 in the year ended December 31, 1994 to approximately $114,000 in the year ended December 31, 1995. This decrease was the result of the restructuring of the Company's Preferred Stock in the year ended December 31, 1994 which reduced the amount of Preferred Stock bearing dividends and also reduced the dividend rate.

         Net Income (Loss) Per Share of Common Stock. Net income (loss) per share of common stock for the year ended December 31, 1995 increased to $.02 per share compared to a net loss per share of ($.04) for the year ended December 31, 1994. The increase was primarily attributable to the increased net income applicable to common shareholders described above partially offset by an increase in the weighted average number of common shares outstanding.

1994 Compared With 1993

         Net income for 1994 was approximately $52,000 compared to approximately $246,000 in 1993. The net loss per share after adjustment for accrued dividends on Preferred Stock was ($.04) for 1994 compared to net income per share of $.00 in 1993. The decrease in net income was primarily due to a significant decrease in the Company's contract sterilization services which could not be totally offset by modest growth in its sterilization services for healthcare organizations and radiation processing of industrial products services.

         Revenues decreased to approximately $8,220,000 in 1994 from approximately $8,476,000 in 1993. This decrease of approximately $256,000 or 3% resulted principally from the loss of business in the Company's contract sterilization of disposable medical products business.

         Operating expenses increased to approximately $6,248,000 in 1994 from approximately $5,991,000 in 1993. This increase of approximately $257,000 or 4% resulted primarily from increased costs for utilities, healthcare insurance and raw materials.

         Selling, general and administrative expenses decreased in 1994 to approximately $1,706,000 from approximately $2,003,000 in 1993. This decrease of approximately $297,000 or 15% resulted primarily from reductions in litigation expenses and from management's decision to limit expenses as much as possible in this area in response to the ongoing negotiation of its patent infringement case which was successfully completed in November 1994.

         Interest expense decreased to approximately $221,000 in 1994 from approximately $236,000 in 1993. This decrease of approximately $15,000 or 6% was due to a decrease in borrowing as the Company curtailed its instrument purchases in response to the patent infringement lawsuit.

Liquidity and Capital Resources

         Current assets have increased approximately $205,000 to approximately $2,837,000 at December 31, 1995 from approximately $2,632,000 at December 31, 1994. The increase was primarily attributable to an approximate $50,000 increase in accounts receivable and an approximate $61,000 increase in inventory. The Company had working capital of approximately $1,607,000 at December 31, 1995 compared to working capital of approximately $1,149,000 at December 31, 1994. The Company's current ratio at December 31, 1995 was 2.31 to 1 compared to a current ratio of 1.77 to 1 at December 31, 1994. The improvement in the Company's working capital and current ratio at December 31, 1995 compared to December 31, 1994 was primarily the result of the increases in accounts receivable and inventory and the reduction of short-term debt through the use of the Company's line of credit which is classified as long-term. In November 1995, the Company extended its line of credit (which was to expire in November of 1996) to January 31, 1997. The Company currently plans to expand its business both geographically and by increasing its portfolio of reprocessing services to include new service offerings such as endoscopy procedures Instrument Sets. In addition, the Company will be required to expend approximately $300,000 on pollution control equipment in the future (see "Item 1. Business-Government Regulation"). The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit will be sufficient to meet working capital requirements during 1996. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

         As of December 31, 1994, the Company had working capital of approximately $1,149,000 as compared to approximately $864,000 in 1993. This change in the Company's working capital was due primarily to a complete restructuring of the Company's financial structure including a new bank financing agreement and a new line of credit with a commercial lender.

         In November 1994, the Company restructured its Series A Convertible Preferred Stock (as of June 30, 1994 values) which was due to be redeemed on December 31, 1994. Of the 800,000 shares of outstanding Series A Convertible Preferred Stock, 50,000 outstanding shares of Series A Convertible Preferred Stock and accrued dividends aggregating $225,000 were converted into a one (1) year term loan with monthly principal and interest payments and bearing interest at the rate of prime plus 3-1/2%. This note was paid off in 1995. The Company also granted warrants to purchase 10,000 shares of its Common Stock at $2.00 per share expiring in 1999. The remaining 750,000 shares plus accrued dividends of approximately $1,071,000 were exchanged for 687,500 shares of Series B Convertible Preferred Stock and 1,945,625 shares of Series C Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible at the option of the holder into Common Stock or cash, at $2.00 per share maturing December 31, 1999. Dividends accrue on the Series B Convertible Preferred Stock at the rate of 8% per year. These dividends may be paid in cash or accrued at the option of the Company. If not paid they will be added to the face amount of the Series B Convertible Preferred Stock at the price of $2.00 per share.

         In the event that during the next five (5) years the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $6.00 per share and maintains such price for at least 90 days, the Series B Convertible Preferred Stock will be automatically converted into Common Stock.

         The Series C Convertible Preferred Stock is automatically convertible at $1.00 per share into 1,945,625 shares of Common Stock on December 30, 2004, or earlier at the option of the holder. There are no dividends payable or accrued on the Series C Convertible Preferred Stock.

         In the event that during the next (5) years the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $3.00 per share and maintains such price for at least 90 days, the Series C Convertible Preferred Stock will be automatically converted into Common Stock.

         In November of 1994, the Company renegotiated the terms of its bank borrowing facilities. The existing bank loan of $1,514,000 was replaced with a new loan agreement. In connection with this new loan, the Company made a $600,000 payment against the existing principal balance. The remaining principal balance of $914,000 was converted into a four (4) year term loan which bears interest at a rate of prime plus 2-1/2%. The principal is amortized on a monthly basis at the rate of $12,500 per month with a balloon payment of $326,836 due October 1998. In addition, the bank exchanged its first lien on the Company's assets for a second lien position. The Company also extended the term of the warrants to purchase 100,000 shares of Common Stock being held by the bank for an additional three (3) years and reduced the exercise price to $2.00 per share.

         In November of 1994, simultaneously with the restructuring of its bank loan agreement described above, the Company entered into a line of credit arrangement with a lending institution. The agreement provides for a revolving collateralized line of credit of up to $2,000,000. The line of credit is secured by basically all assets of the Company. The Company can borrow up to 70% of its eligible accounts receivable. The interest rate on the facility is prime plus 3-1/2%. In December 1995, the Company extended the term of its working capital line of credit which was due to expire in November 1996 to January 1997.

         On September 29, 1994, the Board of Directors approved the 1994 Stock Option Plan and authorized the issuance of up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non Statutory Stock Options which may be granted pursuant to the Plan. On March 21, 1996, the Board of Directors approved, subject to shareholder approval at the next shareholders meeting, the 1996 Stock Plan which authorizes the issuance of up to an additional 500,000 shares of Common Stock of the Company pursuant to Incentive and Non-Statutory Stock Options as well as awards of Common Stock and rights to purchase Common Stock.

         At the time of the settlement in November 1994 of Shamrock's patent infringement suit against the Company, the Company and Shamrock entered into the Toll Processing Agreement pursuant to which Shamrock agreed to purchase from the Company $3.3 million of PTFE processing services over a period of 18 months ending May, 1996 at prices which provided for a gross profit to the Company. On November 1, 1995, the Toll Processing Agreement was extended and modified. The extension covers a period of 18 months which commenced January 1, 1996 and ends on June 30, 1997, unless extended at Shamrock's option for additional three month increments through December 31, 1997. During the extension period the Company has agreed to provide, and Shamrock has agreed to use, certain minimum levels of processing services at prices which will result in a gross profit to the Company for providing these services. If the extension agreement is performed in accordance with its terms, the Company estimates that Shamrock and Precision will purchase approximately $4.2 million of PTFE processing services from January 1, 1996 through June 30, 1997. The Company has agreed that it will not process PTFE for any other entity during and after the termination of its agreement with Shamrock. MSI gave to Shamrock as security a confession of judgment in the amount of $1,250,000 to be entered only if any agreement listed in the Settlement Agreement is rejected under the provisions of the Bankruptcy Code and only if a proceeding is commenced in the future in which the Company is the bankrupt party. The Confession of Judgment is limited to the earlier of the rejection of an agreement by the Bankruptcy Court and 120 days after the termination of the original Toll Processing Agreement on December 31, 1995.

         As part of the settlement of the Shamrock litigation, the Company issued warrants to purchase 75,000 shares of its Common Stock at $2.00 per share to Shamrock which expire in 1999, and issued 25,000 shares of the Company's Common Stock outright. Shamrock also received payment of $62,500 in cash. Also in conjunction with the settlement, the Company issued warrants to purchase 40,000 shares of its common stock at $2.00 per share to each of two directors of the Company for services rendered in connection with the settlement. The warrants expire in 1999.

         In April 1995, the Company entered into a $440,000 line of credit with a finance company to finance the acquisition of surgical instruments and fixed assets. The line of credit bears interest at the rate of prime plus 3-1/2%. Once a draw-down on the line is taken, the interest rate for the specific lease is set permanently for that lease. The Company expects to fully utilize this line for fixed asset acquisitions during 1996.

Inflation

         The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for the Company's working capital requirements during 1996, the Company's expectation that future cash flow will continue to be provided from operations and the Company's not presently anticipating that inflation will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss or a very small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company had working capital of approximately $1,607,000 as at December 31, 1995 and has a working capital line of credit which expires January 31, 1997. The Company may require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. The contract sterilization of disposable medical products marketplace is highly competitive and many of the Company's competitors have significantly greater financial and other resources than the Company. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company historically has relied on a relatively small number of customers, including Shamrock and Precision, for a large percentage of its total revenues. Loss of, or a decrease in orders from, any one or more of these customers could have a material adverse effect on the Company's results of operations. In particular, the loss of business from Shamrock or Precision in spite of the amended toll processing agreement would have a material adverse effect on the Company's business and results of operations. The Company's healthcare provider customers are all located in the New York metropolitan area and Long Island, New York. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations and is required to install certain pollution control equipment. Any failure to comply with applicable government regulations or to properly and timely install appropriate pollution control equipment could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success will depend in part on its ability to convince hospitals and other healthcare providers to utilize the Company's off-site sterilization services as opposed to their own on-site facilities. Hospitals may resist this change for a number of reasons, including the preferences of hospital staffs which may wish to preserve their existing staffing intact, labor unions which may resist any staffing reductions and the ongoing consolidation of hospitals which may impact the willingness of hospital administrators to make operational decisions on a timely basis and which may affect a hospital's decision to utilize an off-site processor as opposed to retaining one or more of the consolidated hospital group's central sterilization facilities to provide services for the entire group. The Company relies upon the know-how of its employees and upon its hospital tracking software to efficiently conduct its business. Any invalidation of these intellectual property rights or lengthy and expensive defense of these rights could have a material adverse effect on the Company.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices and margins; the timing and cancellation of customer orders; the lengthy sales cycle of the Company's sterilization services to healthcare organizations; the Company's ability to maintain state-of-the-art sterilization facilities and the corresponding timing and amount of capital expenditures, particularly if the Company executes its plan for expansion; and the introduction of new services by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, operating results and stock price. Although the Company achieved a positive net income per share of Common Stock for the fiscal year ended December 31, 1995, the Company expects to incur a net loss per share of Common Stock for the first fiscal quarter of 1996.

Item 7.    Financial Statements
-------------------------------

         For the following financial information required by this Item, see Index on Page F-1:

         Report of Independent Accountants
         Balance Sheet as at December 31, 1995
         Statements of Operations for the years ended December 31, 1995 and 1994

         Statements of Shareholders' Equity for the years ended December 31, 1995 and 1994
         Statements of Cash Flows for the years ended December 31, 1995 and 1994
         Notes to Financial Statements

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------

         There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the information in the sections entitled "Proposal Relating to Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1995.

Item 10.     Executive Compensation
-----------------------------------

         The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1995.

Item 11.     Security Ownership of Certain Beneficial Owners and Management
---------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal Shareholders" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1995.

Item 12.     Certain Relationships and Related Transactions
-----------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1995.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------
     (a)   Exhibits:


       Exhibit
       Number                                     Description
       ------                                     -----------
      3.1(beta)              Restated Certificate of Incorporation
      3.2(beta)              Certificate of Amendment of Certificate of Incorporation
      3.3(beta)              Certificate of Amendment of Certificate of Incorporation
      3.4(beta)              Amended and Restated By-Laws
     10.1(PHI)               1994 Stock Option Plan
     10.2(beta)              1996 Stock Plan
     10.3*                   Agreement with Mercy Hospital dated November 14, 1988.  This contract is substantially similar to the other contracts entered into with hospitals.  The basic differences relate to the type of medical sets provided, the term of the contract and the compensation.
     10.4(beta)              Lease Agreement with Barlich Realty, Inc.
     10.5(beta)              Agreement with Oxford Venture Fund III, Limited Partnership, and Oxford Venture Fund III
                               Adjunct, Limited Partnership.
     10.6(beta)              Agreement with Oxford Venture Fund II, Limited Partnership.
     10.7(PHI)               Agreement with Precision Micron Powders, Inc. and Robert S. Luniewski.
     10.8 (arrows)           Letter Agreement with Precision Micron Powders, Inc.
     10.9@@                  Revised Agreement with Precision Micron Powders, Inc.
     10.10(PHI)              Settlement Agreement with Shamrock Technologies, Inc. and Robert S. Luniewski.
     10.11(PHI)              Toll Processing Agreement with Shamrock Technologies, Inc.
     10.12(beta)             Extension of Toll Processing Agreement
     10.13(PHI)              Release dated November 29, 1994.
     10.14(PHI)              Satisfaction of Judgment
     10.15(PHI)              Affidavit of Confession of Judgment
     10.16(beta)             Agreement with Sumitomo Heavy Industries (USA)
     10.17(PHI)              Financing Agreement with Rosenthal & Rosenthal, Inc.
     10.18*                  Credit Line and Term Loan Agreements with Apple Bank for Savings
     10.19(beta)             Letter amending Credit Line and Term Loan Agreements from Apple Bank for Savings
     10.20 (arrows)          Letter confirming Term Loan Agreement from Apple Bank for Savings
     10.21(PHI)              Amendment No. 1 to Credit Agreement with Apple Bank for Savings
     10.22(PHI)              Loan Extension Agreement with Apple Bank for Savings
     10.23(beta)             Agreement with Dr. Morganstern
     10.24(beta)(diamond)    Agreement with Pilling Weck






     23.1(beta)        Consent of Coopers & Lybrand L.L.P.
     27.1(beta)        Financial Data Schedule


-------------
(beta)    Filed herewith.
*         Previously filed as an exhibit to the Company's Amendment No. 1 to the
          Registration Statement on Form S-1(File No. 33-28660) and incorporated herein by reference.
(PHI)     Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1993 on Form 10-K and incorporated herein by reference.
(graphic) Previously filed as an exhibit to the Company's Registration Statement on
          Form SB-2 (File No. 33-96330) and incorporated herein by reference.
@@        Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1992 on Form 10-K and
          incorporated herein by reference.
(arrows)  Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1991 on Form 10-K and incorporated herein by reference.
(graphic) Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1990 on Form 10-K and incorporated herein by reference.
(diamond) Confidential treatment requested as to certain portions.


(b)           Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended December 31, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996                   MEDICAL STERILIZATION, INC.

                                 By: /s/ D. Michael Deignan
                                    --------------------------
                                    Name:  D. Michael Deignan
                                    Title: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature                     Title(s)                       Date
--------------------------    -----------------------------      --------------

/s/ D. Michael Deignan        President, Chief Executive         March 29, 1996
--------------------------    Officer and Director
D. Michael Deignan            (principal executive officer)


/s/ Paul V. Rossi             Treasurer and Chief                March 29, 1996
--------------------------    Financial Officer (principal)
Paul V. Rossi                 financial and accounting
                              officer)


/s/ Harvey Cohen              Director and Secretary             March 29, 1996
--------------------------
Harvey Cohen


/s/ John R. Hoover            Director                           March 29, 1996
--------------------------
John R. Hoover


/s/ Kenneth W. Rind           Director                           March 29, 1996
--------------------------
Kenneth W. Rind


/s/ Kennard H. Morganstern    Director                           March 29, 1996
--------------------------
Kennard H. Morganstern


/s/ William R. Lonergan       Director                           March 29, 1996
--------------------------
William R. Lonergan


/s/ Forrest Whittaker         Director                           March 29, 1996
------------------------
Forrest Whittaker

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(d) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS


         No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended December 31, 1995. A copy of the Issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1995 and the Issuer's Proxy Statement for the 1996 Special Meeting in Lieu of Annual Meeting of Shareholders will be furnished to stockholders and filed with the Securities and Exchange Commission on or about April 26, 1996.

                           MEDICAL STERILIZATION, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Report of Independent Accountants                                           F-2

Balance Sheet as at December 31, 1995                                       F-3

Statements of Operations for the years ended December 31, 1995 and 1994     F-4

Statements of Shareholders' Equity for the years ended December 31, 1995
 and 1994                                                                   F-5

Statements of Cash Flows for the years ended December 31, 1995 and 1994     F-6

Notes to Financial Statements                                               F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Medical Sterilization, Inc.:

         We have audited the financial statements of MEDICAL STERILIZATION, INC. listed in Item 7 of this Form 10-KSB. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Sterilization, Inc. at December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                      Coopers & Lybrand L.L.P.



Melville, New York
March 19, 1996

                           MEDICAL STERILIZATION, INC.

                                  BALANCE SHEET

                                December 31, 1995

                                       ASSETS:
Current assets:
       Cash                                                                                       $   175,390
       Trade accounts receivable (net of allowance for doubtful
           accounts of $34,000)                                                                     2,456,707
       Inventory                                                                                      132,664
       Prepaid expenses                                                                                71,756
                                                                                                -------------
                           Total current assets                                                     2,836,517
Fixed assets, at cost, less accumulated depreciation and amortization                               3,773,022
Other assets                                                                                          195,329
                                                                                                 ------------
                           Total assets                                                            $6,804,868
                                                                                                 ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
       Accounts payable                                                                           $   625,326
       Accrued expenses                                                                               368,095
       Current maturities of long term debt (including $59,055 due to related parties)                209,005
       Obligation under capital leases                                                                 26,871
                                                                                                -------------
                           Total current liabilities                                                1,229,297
Long-term debt (including $175,000 due to related parties), less current maturities                 1,944,103
Obligation under capital leases                                                                         2,150
                                                                                               --------------
                           Total liabilities                                                       $3,175,550
                                                                                               --------------

Commitments and contingencies (Notes 9 and 12):

Preferred stock:
     Convertible redeemable cumulative preferred stock, par value $.0l per share:
Series B-authorized 1,000,000 shares, issued and outstanding 687,500 shares                        $1,544,400
                                                                                                   ----------

Shareholders' equity:
     Convertible preferred stock, par value $.01 per share: Series C - authorized
         2,000,000 shares, issued and outstanding 1,945,625 shares                                  1,945,625
     Common stock, par value $.0l per share: authorized 10,000,000 shares, issued
         and outstanding 2,980,496 shares                                                              29,804
              Additional paid-in capital                                                            7,688,144
              Accumulated deficit                                                                  (7,578,655)
                                                                                                   ----------
                  Total shareholders' equity                                                       $2,084,918
                                                                                                   ----------
                  Total liabilities and shareholders' equity                                       $6,804,868
                                                                                                   ==========



                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  Years ended December 31,
                                                                             -----------------------------------
                                                                                1995                     1994
                                                                             ----------               ----------
Income:
   Revenue                                                                   $8,772,430               $8,219,827
   Interest                                                                       2,673                    5,969
                                                                             ----------               ----------
                                                                              8,775,103                8,225,796
                                                                             ----------               ----------
Costs and expenses:
   Facility operating expenses                                                6,426,319                6,247,727
   Selling, general and administrative                                        1,822,012                1,705,654
   Interest                                                                     335,199                  220,597
                                                                             ----------               ----------
                                                                              8,583,530                8,173,978
                                                                             ----------               ----------
Income before income taxes                                                      191,573                   51,818
Income taxes                                                                          0                        0
                                                                             ----------               ----------
Net income                                                                      191,573                   51,818
Preferred stock dividends                                                      (114,400)                (178,125)
                                                                             ----------               ----------
Net income (loss) applicable to common shareholders                          $   77,173               $ (126,307)
                                                                             ==========               ==========
Net income (loss) per share of common stock                                  $     0.02               $    (0.04)
                                                                             ==========               ==========
Weighted average number of common shares outstanding
                                                                              5,099,415                2,957,580

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 for the years ended December 31, 1995 and 1994


                             Preferred Stock             Common Stock        Additional
                          ----------------------     --------------------     paid-in     Accumulated
                            Shares      Amount         Shares     Amount      Capital       Deficit       Total
                          ---------   ----------     ---------    -------   ----------   ------------   ----------
Balances,
   December 31, 1993             --           --     2,955,496    $29,554   $7,968,953   ($7,822,046)     $176,461
   Accrual of preferred
   stock dividends               --           --            --         --     (178,125)           --      (178,125)

   Options issued in
     connection with
     financing services          --           --            --         --       25,600            --        25,600

   Shares issued in
     settlement of
     judgment                    --           --        25,000        250       18,250            --        18,500

   Issuance of
     preferred stock
     in connection
     with refinancing     1,945,625   $1,945,625            --         --           --            --     1,945,625

Net income for year              --           --            --         --           --        51,818        51,818
                          ---------   ----------     ---------    -------   ----------   ------------   ----------

Balances,
   December 31, 1994      1,945,625    1,945,625     2,980,496     29,804    7,834,678    (7,770,228)    2,039,879

   Accrual of
     preferred stock
     dividends                   --           --            --         --     (114,400)           --      (114,400)

   Costs incurred in
     connection with
     registration                --           --            --         --      (32,134)           --       (32,134)

   Net income for year
                                 --           --            --         --           --       191,573       191,573
   Balances,
     December 31, 1995    1,945,625   $1,945,625     2,980,496    $29,804   $7,688,144   ($7,578,655)   $2,084,918
                          =========   ==========     =========    =======   ==========   ============   ==========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    Years ended December 31,
                                                                                    -------------------------
                                                                                     1995               1994
                                                                                    ------             ------
Cash flows from operating activities:
Net income                                                                          $191,573          $  51,818
                                                                                    --------          ---------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                   647,762            844,886
     Provision for bad debts                                                          11,553
     Issuance of stock - settlement of judgment                                                          18,500
     Issuance of options - financing costs                                                               25,600
     Changes in assets and liabilities:
       (Increase) decrease in receivables                                            (62,197)            20,972
       Increase in inventory                                                         (61,007)           (22,792)
       Decrease (increase) in prepaid expenses                                        36,018            (34,332)
       Decrease in other assets                                                      133,353            224,394
       Decrease in accounts payable                                                  (41,207)          (489,381)
       Increase (decrease) in accrued expenses                                        48,477           (327,742)
                                                                                  ----------          ---------

     Net cash provided by operating activities                                       904,325            311,923
                                                                                   ---------          ---------

Cash flows from investing activities:
     Capital expenditures                                                           (682,976)          (377,946)
                                                                                    ---------          ---------

     Net cash used in investing activities                                          (682,976)          (377,946)
                                                                                    ---------          ---------


                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                                                     Years ended December 31,
                                                                                  -------------------------------
                                                                                    1995                  1994
                                                                                  --------            -----------
Cash flows from financing activities:
     Net proceeds from revolving line of credit                                    503,877              1,355,024
     Repayment of long-term debt                                                  (285,838)            (1,521,591)
     Repayment of short-term debt                                                 (225,000)
     Principal payments under capital lease obligations                            (53,376)               (48,796)
     Costs incurred in connection with stock registration                          (32,134)
                                                                                  --------


     Net cash used in financing activities                                         (92,471)              (215,363)
                                                                                  --------            -----------

Net increase (decrease) in cash                                                    128,878               (281,386)

Cash at beginning of year                                                           46,512                327,898
                                                                                  --------            -----------

Cash at end of year                                                               $175,390            $    46,512
                                                                                  ========            ===========


Supplemental disclosure:


Interest payments during the years ended December 31, 1995 and 1994 were $335,000 and $229,000, respectively.

Taxes paid during the years ended December 31, 1995 and 1994 were $6,498 and $6,444, respectively.

During 1995 and 1994, the Company accrued dividends of $114,400 and $55,000, respectively, on the Series B Preferred Stock, in accordance with the terms of the Series B Preferred Stock.

In 1994, the Company converted 50,000 shares of Class A Preferred Stock (face value $150,000) and accrued dividends of $75,000 into a one year term loan of $225,000.


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       Formation and Business:

         Medical Sterilization, Inc. (the "Company") was incorporated in New York State on May 27, 1982. The Company completed construction of its expanded facility in 1985 and initiated off-site sterilization services to health care providers and to manufacturers of disposable medical products, principally in the New York Metropolitan area. The Company also provides contract sterilization services to other customers. In addition, the Company uses its radiation facility at Syosset to irradiate polytetrafluoroethylene ("PTFE"), which can then be ground into very small particles for use primarily as an additive to printing inks and as a lubricant. The Company leases its facility in which it has installed steam and radiation sterilization equipment.

         One customer accounted for approximately 30% and 35% of total revenue for 1995 and 1994, respectively. One customer accounted for 40% of revenue from contract sterilization services in 1995 and two customers accounted for 43% of such revenues in 1994. One customer accounted for all of the revenue from PTFE processing service in 1995 and 1994 (see Note 13).

2.       Summary of Significant Accounting Policies:

         Inventory:
         ----------
         Inventory is stated at the lower of first-in, first-out cost or market.

         Fixed Assets:
         -------------
         Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets (ranging from 3 to 20 years) and, for leasehold improvements, over the shorter of the useful life of the improvement or the term of the lease. Shrinkage-loss of surgical instruments and containers is provided based upon incurred losses.

         Maintenance and repairs are charged to income in the year incurred. Expenditures which significantly improve or extend the life of the assets are capitalized.

         Upon disposal, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income.

         Revenue Recognition:
         --------------------
         The Company records revenue for hospital services monthly, in accordance with contractual terms. Revenues for other sterilization and radiation services are recorded upon the completion of processing.

         Concentration of Credit Risk:
         -----------------------------

         Trade receivables arise from long-term and short-term contracts with healthcare providers in its area of operations. The Company provides instrument sterilization services pursuant to contracts with 28 hospitals and ambulatory surgi-centers. In addition, the Company sterilizes disposable medical products for 30 disposable medical products manufacturers. Receivables also arise from the processing of polytetrafluorethylene "PTFE," also known as "Teflon." This process is solely performed for Shamrock Technologies, Inc. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral Credit risk is affected by conditions of occurrences within the economy and the healthcare industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         At December 31, 1995, four customers represented 42% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

         Income Taxes:
         -------------

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Estimates:
         ----------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Prospective Accounting Change:
         ------------------------------

         In March 1995, the Financial Accounting Standard Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of the new standard is required for fiscal years beginning after December 15, 1995. Management estimates that the new accounting principle will not have a material impact on the Company's financial position or results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock based plans. The Statement, which becomes effective in 1996, requires the Company to choose between accounting for issuance of stock and other equity instruments to employees based on their fair value or disclosing the pro forma effects such accounting would have had on the Company's net income and earnings per share. The Company has begun to gather the documentation necessary to address the impact of this Statement, although it has not yet decided which method it will utilize relating to its stock based employee plans.

         Net Income (Loss) Per Share of Common Stock:
         --------------------------------------------

         Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period adjusted for dividends on preferred stock. Common stock equivalents of 2,118,919 resulting from Convertible Series C Preferred Stock and the effects of options and warrants have been included in the calculation of weighted average shares outstanding in 1995. Common stock equivalents have been excluded in 1994 from the computation of net loss per share of common stock since the result would be anti-dilutive.

         Reclassifications:
         ------------------

         Certain items in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.       Fixed Assets:

         At December 31, 1995, fixed assets consists of:

           Machinery and equipment                               $4,147,289
           Leasehold improvements                                 1,853,539
           Surgical instruments                                   4,012,600
           Containers                                               815,352
           Furniture and fixtures                                   243,957
                                                               ------------
                                                                 11,072,737
           Less, accumulated depreciation and amortization        7,299,715
                                                                -----------
                                                                 $3,773,022
                                                                ===========

         Included in fixed assets at December 31, 1995 are assets recorded under capital leases comprised of:


           Machinery and equipment                                 $463,917
           Less, accumulated amortization                           370,876
                                                                  ---------
                                                                  $  93,041
                                                                  =========

         Repairs and maintenance charged to operations for the years ended December 31, 1995 and 1994 amounted to approximately $180,000 and $160,000, respectively.

4.       Employee Benefit Plans:

         The Company adopted a 401(k) defined contribution plan commencing with the 1995 fiscal year which allows participants to make contributions based on a percentage of their earnings. The Company's contribution for the fiscal year ended December 31, 1995 was approximately $22,000.

5.       Income Taxes:

         During 1995, the Company utilized approximately $320,000 of net operating loss carryforwards for income tax purposes. Such utilization served to eliminate the Company's current tax liability.

         Reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                      1995           1994
                                                      ----           ----
           Expected federal statutory tax rate         34%           34%
           State and local taxes, net                   6%            6%
           Utilization of net operating losses        (40%)         (40%)
                                                      -----          ---

           Effective tax rate                           0%            0%
                                                     =====         =====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 are as follows:


           Deferred tax liability:
                Depreciation                                      ($  991,831)
                                                                   ----------
                    Total deferred tax liability                     (991,831)

           Deferred tax assets:
                Net operating loss carryforwards                    3,903,511
                Other                                                  30,624
                    Total deferred tax assets                       3,934,135

           Less valuation allowance                                (2,942,304)
                                                                   ----------
                    Net deferred tax assets                        $        0
                                                                  ===========

         The Company has established a valuation allowance equal to the net deferred tax asset amount as it is more likely than not that the deferred tax asset will not be realized. The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $99,900 related primarily to utilization of the net operating loss carryforwards.

         At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $9,700,000, which expire in varying amounts from 1988 through 2008.

6.       Long-Term Debt:

         At December 31, 1995, long-term debt consists of:

           Note payable to officer and shareholder, payable in annual installments of
                $50,000 with interest payable monthly at the prime rate (8.25%  at
                December 31, 1995) plus 1% (a)                                               $  200,000
           Note payable to director and shareholder, payable in annual installments of
                $8,333 with interest payable monthly at the rate of 2% per annum over
                the prime rate (a)                                                               33,334
           Note payable to bank, payable in monthly installments of $12,500, with final payment due October 1998 with interest at the rate of
                2-1/2% per annum over the prime rate (b)                                        751,836
           Note payable to commercial lender, due January 1997, with interest payable monthly at the rate of 3-1/2% per annum over the prime rate (c)
                                                                                              1,167,266
           Note payable to officer, due February, 1999, payable in monthly installments of $970 at the rate of 2% per annum over the prime rate
                                                                                                    672
                                                                                             ----------
                                                                                              2,153,108
                    Less, current maturities                                                    209,005
                                                                                             ----------
                    Long-term debt                                                           $1,944,103
                                                                                             ==========

         (a) During 1991, the Board of Directors approved a resolution to repay the debt to the President and the director at a rate not to exceed 10% of the profits in any quarter and to be limited further by the Company's cash availability.

                  On September 29, 1994, the Board of Directors revised the prior resolution with regard to payments of the debt to the President and Director to authorize the payment of $50,000 per year to the President and a pro-rata amount ($8,333) to the Director. The loans are subordinate to the bank borrowings.

         (b) In November of 1994, the Company renegotiated the term of its bank borrowing facilities. The existing bank loan of $1,514,000 was replaced with a new loan agreement. In connection with this new loan, the Company made a $600,000 payment against the existing principal balance. The remaining principal balance of $914,000 was converted to a four (4) year term loan which bears interest at a rate of prime plus 2-1/2%. The principal is amortized on a monthly basis at the rate of $12,500 per month with a balloon payment of $326,836 due in

October, 1998. In addition, the bank exchanged its first lien on the Company's assets for a second lien position. The Company also extended the term of the warrants being held by the bank for an additional three (3) years and reduced the exercise price to $2 per share. (See Note 9).

         (c) In November of 1994, simultaneously with the restructuring of its bank loan agreement described above, the Company entered into a line of credit arrangement with a lending institution. The agreement provides for a revolving collateralized line of credit of up to $2,000,000. The line of credit is collateralized by substantially all assets of the Company. The Company can borrow up to 70% of its eligible accounts receivable. The interest rate on the facility is prime plus 3-1/2%. In December 1995, the expiration date was extended to January 1997. The Company issued to its commercial lender warrants to purchase 50,000 shares of its Common Stock at $2.00 per share, expiring in 1999.

         Average monthly borrowings under the revolving line of credit described above for the year ended December 31, 1995 amounted to $1,087,600 and the related weighted average interest rate was 12.25%. Maximum borrowings at any month end were $1,235,600 in 1995.

         The approximate aggregate principal payment requirements for long-term debt are as follows: 1996 - $209,000; 1997 - $1,376,000; 1998 - $510,000; 1999 -
$58,000; and thereafter - $0.

         Fair value of long-term debt approximates recorded amounts as similar borrowings have been offered to the Company at comparable rates and maturities.

7.       Capital Leases:

         Future minimum payments as of December 31, 1995 under capital leases for equipment are as follows:

           1996                                                             $31,373
           1997                                                               2,166
                                                                          ---------
           Total minimum lease payments                                      33,539
           Less, amount representing interest                                 4,518
                                                                          ---------
           Present value of minimum lease payments, including $26,871
              currently payable at December 31, 1995                        $29,021
                                                                            =======

8.       Preferred Stock (See Note 9):

         In November 1994, the Company restructured its Series A Convertible Preferred Stock (as of June 30, 1994 values) which was due to be redeemed on December 31, 1994. Of the 800,000 shares ($2,400,000 face value) of outstanding Series A Convertible Preferred Stock, 50,000 outstanding shares ($150,000 face value) and accrued dividends aggregating $225,000 were converted into a one (1) year term loan with monthly principal and interest payments. This loan bears interest at the rate of prime plus 3 1/2%. This note was paid off in 1995. The Company also granted warrants to purchase 10,000 shares of its Common Stock at $2.00 per share expiring in 1999. The remaining 750,000 shares ($2,250,000 face value) plus accrued dividends of approximately $1,071,000 were exchanged for $1,375,000 of Series B Convertible Preferred Stock and $1,945,625 of Series C Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible at $2.00 per share into 687,500 shares of Common Stock. This Series B Convertible Preferred Stock is convertible at the option of the holder into Common Stock or cash, at $2.00 per share maturing December 31, 1999. Dividends accrue on this Series B Convertible Preferred Stock at the rate of 8% per year. These dividends may be paid in cash or accrued at the option of the Company. If not paid, accrued dividends are added to the face amount of the Series B Convertible Preferred Stock.

         In the event during the next five (5) years, the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $6.00 per share and maintains such price for at least 90 days, the Series B Convertible Preferred Stock will be automatically converted into Common Stock.

         The Series C Convertible Preferred Stock is automatically convertible at $1.00 per share into 1,945,625 shares of Common Stock on December 30, 2004, or earlier at the option of the holder. There are no dividends payable nor accrued on the Series C Convertible Preferred Stock.

         In the event during the next five (5) years, the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $3.00 per share and maintains such price for at least 90 days, the Series C Convertible Preferred Stock will be automatically converted into Common Stock.

9.       Common Stock Warrants (see Note 13):

         In February 1993, for his guarantee for the issuance of a $100,000 bond, the Company issued warrants to purchase 2,500 shares of Common Stock at a price of $2.00 per share exercisable through February 1998, to a director of the Company.

         In November 1994, as part of the settlement of the Shamrock litigation (Note 13) the Company issued warrants to purchase 75,000 shares of its common Stock at $2.00 per share to Shamrock which expire in 1999. Also in conjunction with the settlement, the Company issued warrants to purchase 40,000 shares of its common stock at $2.00 per share to each of two directors of the Company in consideration of their efforts in achieving the settlement. The warrants expire in 1999.

         In March 1994 the Company issued warrants to purchase 25,000 shares of stock at $2.00 per share to a new board member. Such warrants become exercisable as follows: 25% in 1995, 50% in 1996 and 25% in 1997. The warrants expire in 2000.

         In connection with the financing described in Note 6(b), the Company extended the term of a warrant to purchase an aggregate of 100,000 shares of common stock for three years (to expire in 1998) and reduced the exercise price to $2.00 per share.

         In November 1994, the Company issued to a financial institution warrants to purchase 50,000 shares of its common stock at $2.00 per share, expiring in 1999.

         In December 1994, in connection with the conversion of 50,000 shares of Class A convertible stock into debt, the Company issued warrants to purchase 10,000 shares at $2.00 per share, which warrants expire in January 1997.

         At December 31, 1995, the Company had outstanding warrants to purchase 342,500 shares of common stock at a price of $2.00 per share with expiration dates through September 2000.

10.      Stock Option Plan:

         The Company's 1983 Stock Option Plan (the "Plan"), amended in 1986, 1989 and 1991, authorized the issuance, not later than May 11, 1993, of options to purchase up to 800,000 shares of common stock. Options granted under the Plan may be either "Incentive Stock Options" or "Non-qualified Stock Options". The Plan expired on May 11, 1993.

         On September 29, 1994 the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") and authorized the issuance of up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non Statutory Stock Options which may be granted pursuant to the Plan. The Plan was approved by the shareholders at a meeting held on July 20, 1995.

         Incentive stock options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two years after grant but within ten years from the date of grant (five years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's common stock on the date granted (110% in the case of 10% shareholders). At December 31, 1995 incentive stock options for an aggregate of 282,250 shares of common stock at an exercise price of $0.74 were outstanding.

         Non-qualified stock options may be granted under the Plan or otherwise to officers, consultants, and key employees. The exercise price is not limited and may be below the fair market value of the Company's common stock on the date of grant. At December 31, 1995, non-qualified options for an aggregate of 612,500 shares of common stock at exercise prices ranging from $.10 to $9.00, were outstanding.

         A summary of activity under the stock option plans follows:

                                                          1995       1994
                                                          ----       ----
Shares under option, beginning of year                   612,250    320,500
Options cancelled                                         (2,500)  (318,000)
Options granted: Stock options, at exercise prices
      ranging from $.10 to $.75                          285,000    609,750
                                                         -------    -------
Shares under option, end of year ranging from
      $.10 to $9.00 per share                            894,750    612,250
                                                         =======    =======
Unoptioned shares available for future grants            105,250    387,750
                                                         =======    =======

         At December 31, 1995 and 1994, options under the 1994 Plan and previous plan were exercisable for 701,000 shares and 556,000 shares, respectively. In connection with the aforementioned plan, 1,000,000 shares of the Company's common stock have been reserved for future issuance.

11.      Related Party Transactions:

         As of December 31, 1995 and 1994, members of the law firm previously serving as general counsel for the Company owned 48,057 shares of common stock. Fees for legal services rendered by the law firm approximated $80,000 and $93,000 for the years ended December 31, 1995 and 1994, respectively.

         The president and shareholder of Precision Micron Powders, Inc. ("Precision"), a company which is engaged in the sale and marketing of PTFE, was a vice president of the Company until November 1994. As part of the settlement with Shamrock Technologies Inc., Precision and its president became a subsidiary and employee, respectively, of Shamrock. See Note 13. The Company had sales of approximately $2,911,000 in 1994 to Precision.

         See Notes 6 and 9 for other related party transactions.

12.      Commitments and Contingencies

         The Company leases its operating facility and certain equipment under operating leases. The lease for the facility in Syosset, New York, was renewed in November 1995, with the following terms: (a) term of the lease is five (5) years until March 2001, (b) annual rental to be $456,000 for the first three years and $504,000 for the remaining two (2) years.

         The equipment leases have terms up to five years.

         Minimum annual rental commitments for noncancellable operating leases at December 31, 1995, are as follows:

           Year ending
           December 31,         Amount
          -------------      -----------
              1996           $   620,364
              1997               591,125
              1998               568,237
              1999               581,426
              2000               529,046
        Thereafter                84,000
                              ----------
                              $2,902,198
                              ==========

         Rent expense was approximately $684,000 and $750,000 and for the years ended December 31, 1995 and 1994 and respectively.

         The Company's purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pursuant to a sales and marketing agreement entered into with Pilling Weck, a national surgical instrument manufacturer and a division of Teleflex Incorporated, the Company has agreed to purchase all of its surgical instrument requirements from Pilling Weck, and Pilling Weck has agreed to supply surgical instruments to the Company, as well as to be the exclusive sales and marketing agent for MSI in the United States.

         In July 1994 the New York State Department of Environmental Conservation announced stringent standards with regard to the emission of ozone. The Company is working with State and County authorities on an established timeline to bring the Company into compliance with these standards. The Company has hired consultants to measure the Company's ozone emissions and, in conjunction with State and County authorities, to design necessary pollution control equipment to meet these standards. the estimated cost of such pollution control equipment is approximately $300,000. In the event the Company does not install such pollution control equipment, it will not obtain a permit to operate its electron beam accelerator, which would result in a significant reduction in revenues and would have a material adverse effect on the Company's business, results of operations and financial condition.

         13.      Litigation:

         (a) In November 1994, the Company reached an agreement with the plaintiff, Shamrock Technologies Inc. ("Shamrock"), in which the judgment that had been awarded in the approximate amount of $3,500,000, including interest, was satisfied. The Company had given to Shamrock, as security, a confession of judgment in the amount of $1,250,000.

         As part of the settlement, Shamrock agreed to purchase $3.3 million of tolling or processing services for 18 months beginning November 1994, at prices which provide a gross margin to the Company on such services. At the end of the tolling agreement the Company must refrain from participating in the PTFE processing business.

         In November 1995, the Company and Shamrock entered into an agreement modifying and extending the toll processing agreement. The agreement was extended through June 30, 1997 with Shamrock having the right to extend it further to December 31, 1997.

         As part of the settlement of the Shamrock litigation the Company issued warrants to purchase 75,000 shares of its common stock at $2.00 per share to Shamrock which expire in 1999, and issued 25,000 shares of the Company's common stock to Shamrock. Shamrock also received payment of $62,500 in cash. Also in conjunction with the settlement, the Company issued warrants to purchase 40,000 shares of its common stock at $2.00 per share to each of two directors of the Company in consideration of their efforts in achieving the settlement. The warrants expire in 1999.

         (b) The Company entered into a deferred payment plan agreement with the New York State Department of Taxation and Finance to satisfy its obligation under a final assessment related to a prior period sales tax audit. At December 31, 1995 the Company had completed all payments due under this agreement and a satisfaction of judgment was issued by the New York State Department of Taxation and Finance.