Form 10QSB
period 1996-03-31
MEDICAL STERILIZATION INC
filed 1996-05-14
CIK 723592

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

                        Commission file number 2-85008-NY
                                               ----------



                           MEDICAL STERILIZATION, INC.
- --------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer Specified in Its Charter)



           New York                                       11-2621408
- -------------------------------                      -------------------
(State of Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization                        Identification No.)

                225 Underhill Boulevard, Syosset, New York 11791
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (516) 496-8822
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

As of March 31, 1996 there were 2,980,496 shares of Common Stock $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No  X
   -----   -----

                           MEDICAL STERILIZATION, INC.



                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
Part I.       Financial Information

              Balance Sheet as of March 31, 1996 (unaudited).....................................      3-4

              Statements of Operations for the three months ended March 31, 1996
              and March 31, 1995 (unaudited).....................................................        5

              Statements of Cash Flows for the three months ended March 31, 1996
              and March 31, 1995 (unaudited).....................................................        6

              Notes to Financial Statements......................................................        7

              Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................      8-9

Part II.      Other Information..................................................................       10

              Signatures.........................................................................       11

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

     ASSETS                                                                                   March 31, 1996
                                                                                               (unaudited)
                                                                                               -----------
Current assets
       Cash                                                                                  $       9,851
       Accounts receivable, less allowance
            for doubtful accounts of $34,000                                                     2,619,378
       Inventory                                                                                   126,141
       Prepaid expenses                                                                            295,466
                                                                                                ----------

                  Total current assets                                                           3,050,566
                                                                                                 ---------


Fixed Assets, at cost, less accumulated
 depreciation and amortization                                                                   4,028,890
Other assets                                                                                       201,529
                                                                                                   -------

                  Total assets                                                                  $7,280,985
                                                                                                ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                                                    $1,400,686
       Short term note payable                                                                     140,519
       Current maturities of long-term debt                                                        150,000
       Current obligation under capital lease                                                       19,770
                                                                                               -----------

                              Total current liabilities                                          1,710,975
                                                                                                 ---------

Long-term liabilities
       Long-term debt, less current maturities                                                   2,037,761
       Obligation under capital lease                                                                    0
                                                                                                 ---------

                           Total liabilities                                                     3,748,736

Commitments and contingencies (Note 4)

Preferred Stock
   Convertible redeemable  cumulative  preferred stock, par value $.01per share,
        Series B Authorized 1,000,000 shares, issued and outstanding
        687,500 shares                                                                           1,575,288
                                                                                                 ---------

                                    Continued

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                                                              March 31, 1996
                                                                                               (unaudited)
                                                                                               -----------
Shareholders' equity
     Convertible preferred stock Series C
       Authorized 2,000,000 shares, issued and
       outstanding 1,945,625 shares                                                              1,946,625
     Common stock, par value $.01 per share
       Authorized 10,000,000 shares, issued and outstanding
       2,980,496 shares                                                                             29,804
     Additional paid-in capital                                                                  7,657,256
     Accumulated deficit                                                                        (7,675,724)
                                                                                                 ---------
                  Shareholders' equity                                                           1,956,961
                                                                                                 ---------

Total liabilities and shareholders' equity                                                      $7,280,985
                                                                                                ==========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)


                                                                             For the three months
                                                                               ended March 31,
                                                                               ---------------
                                                                               1996          1995
                                                                               ----          ----
Income
     Revenue                                                                $2,056,090        $2,140,422
     Interest                                                                        0               808
                                                                            ----------        ----------
                                                                             2,056,090         2,141,230
                                                                            ----------        ----------
Costs and Expenses
     Operating                                                               1,479,086         1,532,511
     Selling, general and administrative                                       599,081           455,738
     Interest                                                                   74,992            77,682
                                                                            ----------        ----------
                                                                             2,153,159         2,065,931
                                                                            ----------        ----------

Income (loss) before income taxes                                              (97,069)           75,299

Income taxes                                                                         0                 0
                                                                            ----------        ----------

Net income (loss)                                                              (97,069)           75,299

Preferred stock dividends                                                       30,888            27,500
                                                                            ----------        ----------

Net income (loss) applicable to common shareholders                         $ (127,957)      $    47,799
                                                                            ----------       -----------

Weighted average shares of common stock
    outstanding                                                              2,980,496         5,062,834
                                                                             ---------         ---------

Net income (loss) per share of common
    stock                                                                       $ (.04)             $.01
                                                                                ------              ----

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            For the three months
                                                                               ended March 31,
                                                                               ---------------
                                                                              1996           1995
                                                                              ----           ----
Cash flows from operating activities:
     Net income (loss)                                                  $( 97,069)           $ 75,299
     Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation and amortization                                151,098             189,470
          Changes in assets and liabilities:
            (Increase) in receivables                                    (162,671)           (154,565)
            Decrease in inventory                                           6,523               2,442
            (Increase) decrease in prepaid expenses                      (223,710)             50,576
            (Increase) decrease in other assets                            (6,200)              2,337
            Increase (decrease) in accounts payable
                and accrued expenses                                      407,265             (34,736)
                                                                         --------           ---------

                     Net cash provided by operating
                         activities                                        75,236             130,823
                                                                         --------           ---------

Cash flows from investing activities:
   Capital expenditures                                                  (406,966)           (230,797)
                                                                          --------           ---------

                 Net cash used in investing activities                   (406,966)           (230,797)
                                                                          --------           ---------

Cash flows from financing activities:
     (Repayment) borrowing under
            financing agreement                                          (362,360)            242,806
     Borrowing (repayment) under
            short term notes payable                                       81,514            (112,500)
     Borrowing (repayment) of long-term debt                              456,018             (40,409)
     Principal payments under capital lease
            obligations                                                    (9,251)            (12,984)
                                                                         --------           ---------

                      Net cash provided by
                          financing activities                            165,921              76,913
                                                                         --------           ---------

Net (decrease) in cash                                                   (165,809)             23,061

Cash at beginning of period                                               175,390              46,512
                                                                         --------           ---------

                       Cash at end or period                              $ 9,581            $ 23,421
                                                                          =======            ========

                        See notes to financial statements


                           MEDICAL STERILIZATION, INC.

                          Notes to Financial Statements

1.       Unaudited Statements:

         The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1995. Revenues and net income (loss) for any interim period are not necessarily indicative of results that may be expected for the entire year.

2.       Net Income (Loss) Per Share of Common Stock:

         Net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents have been excluded from the computation of net loss per share of common stock for March 31, 1996 since the result would be anti-dilutive. Common stock equivalents of approximately 2,082,338 have been included in the computation of net income per share of common stock for March 31, 1995.

3.       Subsequent Event:

         In April 1996 the Company entered into an agreement modifying and extending its financing agreement with its commercial lender. The agreement was extended to January 31, 1998 and the advance rate on the Company's eligible Accounts Receivable was increased from 70% to 75%.

4.       Contingencies:

         In July 1994 the New York State Department of Environmental Conservation announced stringent standards with regard to the emission of ozone. The Company is working with State and County authorities on an established timeline to bring the Company into compliance with these standards. The Company has hired consultants to measure the Company's ozone emissions and, in conjunction with Statement County authorities, to design necessary pollution control equipment to meet these standards. The estimated cost of such pollution control equipment is approximately $300,000. In the event the Company does not install such pollution control equipment, it will not obtain a permit to operate its electron beam accelerator, which would result in a significant reduction in revenues and would have a material adverse effect on the Company's business, results of operations and financial condition.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Current assets have increased $214,049 to $3,050,566 at March 31, 1996 compared to $2,834,517 at December 31, 1995. The increase was primarily due to a $162,671 increase in accounts receivable and a $223,710 increase in prepaid expenses (primarily insurance) offset partially by a $165,809 decrease in cash. The Company had working capital of $1,339,591 at March 31, 1996 compared to $1,607,220 at December 31, 1995. This decrease of $267,629 was the result primarily of the acquisition of fixed assets (instruments) as the Company invested in its instrument kits to better serve its customers. The working capital ratio decreased to 1.78 to 1 at March 31, 1996 compared to 2.3 to 1 at December 31, 1995.

The company currently plans to expand its business both geographically and by increasing its portfolio of reprocessing services to include new service offerings such as endoscopy procedures instrument sets. In addition, the Company will be required to expend approximately $300,000 on pollution control equipment in the future. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit will be sufficient to meet working capital requirements during 1996. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

INFLATION

The Company does not anticipate that inflation will have a significant effect on its business particularly since the United States, the only market in which the company currently intends to operate, is presently experiencing a relatively low rate of inflation.


RESULTS OF OPERATIONS

REVENUES

         Revenues for the three months ended March 31, 1996, decreased approximately $85,000 or 4% to approximately $2,056,000 from revenues of approximately $2,141,000 for the three months ended March 31, 1995. The decrease in revenues was primarily attributable to an approximate $143,000 or 42.8% decrease in revenues in the Company's contract sterilization business, an approximate $29,000 or 4.1% decrease in revenues in the

Company's radiation processing of industrial products business, partially offset by an $87,000 or 7.9% increase in the Company's revenues in its hospital services division.

COSTS AND EXPENSES

         Total expenses increased approximately $87,000 or 4.2% to approximately $2,153,000 for the three months ended March 31, 1996 compared to approximately
$2,065,000 for the three months ended March 31, 1995. Operating expenses have decreased approximately $53,000 or 3.4% due to efficiencies attained in the Company's processing operations. Selling, general and administrative expenses have increased approximately $144,000 or 31.6% due primarily to investments being made in the management and sales areas of the Company.

NET INCOME (LOSS)
APPLICABLE to COMMON SHAREHOLDERS

         Net income (loss) applicable to common shareholders was a loss of approximately ($128,000) or ($.04) per share for the three months ended March 31, 1996 compared to net income of approximately $48,000 or $.01 per share for the three months ended March 31, 1995.

                           MEDICAL STERILIZATION, INC.

                           PART II - Other Information

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27.1     Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MEDICAL STERILIZATION, INC.


Dated:   May 14, 1996                      /s/ D. Michael Deignan
                                           -------------------------------------
                                           D. Michael Deignan
                                           President and Chief Executive Officer

Dated:   May 14, 1996                      /s/  Paul V. Rossi
                                           -------------------------------------
                                           Paul V. Rossi
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                 Description                     Page
- -----------                                 -----------                     ----
27.1                                        Financial Data Schedule          13

