Form 10QSB
period 1996-06-30
MEDICAL STERILIZATION INC
filed 1996-08-13
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended June 30, 1996
                               -------------

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the  transition  period from  ____________  to  ____________

         Commission file number 2-85008-NY

                           MEDICAL STERILIZATION, INC.
- --------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

               NEW YORK                                  11-2621408
  -------------------------------------   --------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK                        11791
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


                                 (516) 496-8822
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                      NONE
- --------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1996.

                                3,005,496 Shares

Transitional Small Business Disclosure Format (Check One)     Yes      No  X
                                                                 -----   -----






                           MEDICAL STERILIZATION, INC.



                                      INDEX

                                                                                                Page No.

Part I.  Financial Information

         Balance Sheet as of June 30, 1996 (unaudited)..........................................   3-4

         Statements of Operations for the six months ended June 30, 1996
         and June 30, 1995 (unaudited)..........................................................     5

         Statements of Operations for the three months ended June 30,
         1996 and June 30, 1995 (unaudited).....................................................     6

         Statements of Cash Flows for the six months ended June 30, 1996
         and June 30, 1995 (unaudited)..........................................................     7

         Notes to Consolidated Financial Statements.............................................     8

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................  9-10

Part II. Other Information

         Submission of Matters to a Vote of Security-Holders.................................... 11-13

         Exhibits and Reports on Form 8-K.......................................................    13

         Signatures.............................................................................    14



                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet



                                                                                               June 30, 1996
                                                                                                (unaudited)
ASSETS
   Current assets:
     Cash                                                                                       $    61,125
     Accounts receivable, less allowance for                                                      2,664,414
       doubtful accounts of $54,000
     Inventory                                                                                      126,141
     Prepaid expense                                                                                409,095
                                                                                                  ---------

                  Total current assets                                                            3,260,775
                                                                                                  ---------
Fixed assets, at cost, less accumulated depreciation and amortization                             4,204,838
Other assets                                                                                        197,884
                                                                                                 ----------

                  Total assets                                                                   $7,663,497
                                                                                                 ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                                                       $1,729,753
     Short term note payable                                                                         80,003
     Current maturities of long-term debt                                                           150,000
     Current obligation under capital lease                                                          13,622
                                                                                                 ----------

                  Total current liabilities                                                       1,973,378
                                                                                                  ---------

Long-term liabilities
     Long-term debt, less current maturities                                                      1,942,633
     Obligation under capital lease                                                                 179,354
                                                                                                  ---------

                  Total liabilities                                                               4,095,365
Commitments and contingencies (Note 4):

Preferred Stock
     Convertible redeemable cumulative preferred stock,
       par value $.01 per share, Series B Authorized
       1,000,000 shares, issued and outstanding 803,088 shares                                    1,606,176
                                                                                                  ---------




                                   Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                 Balance Sheets
                                    Continued



                                                                                               June 30, 1996
                                                                                                (unaudited)
Shareholders' equity
     Convertible preferred stock Series C Authorized
       2,000,000 shares, issued and outstanding
       1,945,625 shares                                                                           1,945,625
     Common stock, par value $.01 per share, Authorized
       10,000,000 shares, issued and outstanding
       3,005,496 shares                                                                              30,054
     Additional paid-in capital                                                                   7,608,462
     Accumulated deficit                                                                         (7,622,185)
                                                                                                  ---------
                  Shareholders' equity                                                            1,961,956
                                                                                                  ---------
 Total liabilities and shareholders' equity                                                      $7,663,497
                                                                                                 ==========





                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)



                                                                                     For the six months
                                                                                       ended June 30,
                                                                         -------------------------------------------
                                                                                 1996                   1995
                                                                               --------                -------
Income
     Revenue                                                                  $4,214,279             $4,293,816
     Interest                                                                          0                  1,608
                                                                              ----------              ---------
                                                                               4,214,279              4,295,424
                                                                               ---------              ---------
Costs and Expenses
     Operating                                                                 2,938,529              3,080,951
     Selling, general and administrative                                       1,200,498                935,987
     Interest                                                                    118,782                161,876
                                                                              ----------             ----------
                                                                               4,257,809              4,178,814
                                                                               ---------              ---------
(Loss) income before income taxes                                             (   43,530)               116,610
Income taxes                                                                           0                      0
                                                                              ----------             ----------
Net (loss) income                                                             (   43,530)               116,610
Preferred stock dividends                                                         61,776                 55,000
                                                                               ---------              ---------
Net (loss) income applicable to common shareholders                           $( 105,306)            $   61,610
                                                                                ========              =========
Weighted average shares of common stock outstanding                            2,982,579              5,099,415
                                                                               ---------              ---------
Net (loss) income per share of common stock (Note 2)                            $(.04)                 $.01
                                                                                  ---                   ---

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)



                                                                                    For the three months
                                                                                       ended June 30,
                                                                         -------------------------------------------
                                                                                 1996                   1995
                                                                               --------               --------
Income
     Revenue                                                                  $2,158,189             $2,153,394
     Interest                                                                          0                    800
                                                                              ----------              ---------
                                                                               2,158,189              2,154,194
                                                                               ---------              ---------
Costs and Expenses
     Operating                                                                 1,459,443              1,548,440
     Selling, general and administrative                                         601,417                480,249
     Interest                                                                     43,790                 84,194
                                                                               ---------               --------
                                                                               2,104,650              2,112,883
                                                                               ---------              ---------
Income before income taxes                                                        53,539                 41,311
Income taxes                                                                           0                      0
                                                                              ----------             ----------
Net income                                                                        53,539                 41,311
Preferred stock dividends                                                         30,888                 27,500
                                                                               ---------              ---------
Net income applicable to common shareholders                                  $   22,651             $   13,811
                                                                               =========              =========
Weighted average shares of common stock outstanding                            5,101,498              5,099,415
                                                                               ---------              ---------
Net income per share of common stock (Note 2)                                    $ .00                 $ .00
                                                                                  ----                  ----



                       See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements Of Cash Flows
                                   (Unaudited)



                                                                                     For the six months
                                                                                       ended June 30,
                                                                         -------------------------------------------
                                                                                 1996                    1995
                                                                               --------                 -------

Cash flows from operating activities:
     Net (loss) income                                                        $(  43,530)            $  116,610
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                           294,068                383,027
     Changes in assets and liabilities:
         (Increase) in receivables                                              (207,707)              (313,717)
         Decrease (increase) in inventory                                          6,523                 (2,408)
         (Increase) decrease in prepaid expenses                                (337,339)                24,469
         (Increase) decrease in other assets                                      (2,555)                 3,347
         Increase in accounts payable  and accrued expenses                      736,332                  4,400
                                                                              ----------             ----------

                  Net cash provided by operating activities                      445,792                215,728
                                                                              ----------             ----------
Cash flows from investing activities:
     Capital expenditures                                                       (725,884)              (391,807)
                                                                              -----------            -----------

                  Net cash used in investing activities                         (725,884)              (391,807)
                                                                              -----------            -----------
Cash flows form financing activities:
     Proceeds from exercise of options                                             2,500                      0
     Registration costs                                                          (20,156)                     0
     Borrowing under financing agreement                                          60,981                508,168
     Borrowing (repayment) under short term notes payable                         80,003               (137,500)
     (Repayment) of long-term debt                                              (121,456)              (188,550)
     Borrowing (repayment) under capital lease obligations                       163,955                (26,545)
                                                                              ----------              ----------

                  Net cash provided by financing activities                      165,827                155,573
                                                                              ----------             ----------
Net (decrease) in cash                                                          (114,265)               (20,506)
Cash at beginning of period                                                      175,390                 46,512
                                                                              ----------             ----------
                  Cash at end of period                                      $    61,125            $    26,006
                                                                             ===========            ===========





                       See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                          Notes to Financial Statements


l.       Unaudited Statements:

         The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1995.

2.       Net Income (loss) Per Share of Common Stock:

         Net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents have been excluded from the computation of net income per share of common stock for the six months ending June 30, 1996 since the result would be anti-dilutive.

3.       Subsequent Event:

         In April 1996 the Company entered into an agreement modifying and extending its financing agreement with its commercial lender. The agreement was extended to January 31, 1998 and the advance rate on the Company's eligible Accounts Receivable was increased to 75% from the existing 70%.

4.       Contingencies:

         In July 1994, the New York State Department of Environmental Conservation announced stringent standards with regard to the emission of ozone. The Company is working with State and County authorities on an established timeline to bring the Company in compliance with these standards. The Company has hired consultants to measure the Company's ozone emissions and, in conjunction with State and County authorities, to design necessary pollution control equipment to meet these standards. The estimated cost of such pollution control equipment is approximately $300,000. In the event the Company does not install such pollution control equipment, it will not obtain a permit to operate its electron beam accelerator, which would result in a significant reduction in revenues and would have a material adverse effect on the Company's business, results of operations and financial conditions.




                                   Continued

                           MEDICAL STERILIZATION INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         Current assets have increased approximately $424,000 to $3,260,775 at June 30, 1996 compared to $2,836,517 at December 31, 1995. The increase was primarily due to a $337,000 increase in prepaid expenses (primarily insurance and real estate taxes) and $207,000 increase in accounts receivable offset partially by a $114,000 decrease in cash. The Company had working capital of approximately $1,287,397 at June 30, 1996 compared to approximately $1,607,220 at December 31, 1995. This decrease of approximately $319,823 was the result primarily of the acquisition of fixed assets (surgical instruments) as the Company invested in its instrument kits to better serve its customers. The working capital ratio decreased to 1.65 to 1 at June 30, 1996 compared to 2.3 to 1 at December 31, 1995.

         The Company currently plans to expand its business both geographically and by increasing its portfolio of reprocessing services to include new service offerings such as endoscopic procedure specific instrument sets. In addition, the Company will be required to expend approximately $300,000 on pollution control equipment in the future. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit will be sufficient to meet its working capital requirements during 1996. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

Inflation

         The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

REVENUES

        Revenues for the six months ended June 30, 1996 decreased approximately $79,000 or 0.2% to approximately $4,214,279 from revenues of approximately $4,295,424 for the six months ended June 30, 1995. The decrease in revenues was primarily attributable to an approximate $257,000 decrease in revenues or a 37.1% decrease in the Company's contract sterilization business, partially offset by an approximate $151,000 increase or a 6.7% increase in the Company's revenues in its hospital services business and an approximate $25,000 increase or a 1.9% increase in the Company's radiation processing of industrial products business.



                                   Continued

                           MEDICAL STERILIZATION INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued





         Revenues for the three months ended June 30, 1996 increased approximately $4,000 or 0.2% to approximately $2,158,189 from revenues of approximately $2,153,394 for the three months ended June 30, 1995. The increase in revenues was primarily attributable to an approximate $64,000 increase in revenues or a 5.5% increase in the Company's hospital services business, and an approximate $54,000 increase or an 8.5% increase in the Company's revenues in its radiation processing of industrial products business, partially offset by an approximate $114,000 decrease in revenues or a 37.5% decrease in the Company's contract sterilization business.

COSTS AND EXPENSES

         Total expenses increased approximately $78,000 or 1.9% to approximately $4,257,809 for the six months ended June 30, 1996 compared to approximately $4,178,814 for the six months ended June 30, 1995. Operating expenses decreased approximately $142,000 or 4.6% due to efficiencies attained in the Company's processing operations. Selling, general and administrative expenses increased approximately $264,000 or 28.2% due primarily to investments being made in the management and sales areas of the Company.

         Total expenses decreased approximately $8,000 or 0.3% to approximately $2,104,650 for the three months ended June 30, 1996 compared to approximately
$2,112,883 for the three months ended June 30, 1995. Operating expenses decreased approximately $89,000 or 5.7% due to efficiencies attained in the Company's processing operations. Selling, general and administrative expenses increased approximately $121,000 or 25.3% due primarily to investments being made in the management and sales areas of the Company.

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

         Net (loss) applicable to common shareholders was approximately ($105,306) or ($.04) per share for the six months ended June 30, 1996 compared to a net income of approximately $61,610 or $.0l per share for the six months ended June 30, 1995.

         Net income applicable to common shareholders was approximately $22,651 or $.00 per share for the three months ended June 30, 1996 compared to a net income of approximately $13,811 or $.00 per share for the three months ended June 30, 1995.

                           MEDICAL STERILIZATION INC.

                          PART II -- OTHER INFORMATION






ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The Special Meeting in Lieu of Annual Meeting of Shareholders of the Company was held on May 30, 1996.

         (b) (1) The following individuals were reelected to the Board of Directors by the holders of the Company's Common Stock, each to serve until the next annual meeting of Shareholders:



                                    Director
                                 Harvey Cohen
                                 John R. Hoover
                                 Kennard H. Morganstern
                                 D. Michael Deignan


         The number of votes cast for the reelection of each of the above directors was as follows:



DIRECTOR                      FOR             AGAINST               WITHHELD
- --------                      ---             --------              --------
Harvey Cohen               2,651,866             0                   88,337
John R. Hoover             2,651,866             0                   88,337
Kennard H. Morganstern     2,651,866             0                   88,377
D. Michael Deignan         2,651,866             0                   88,337

                           MEDICAL STERILIZATION INC.

                     PART II -- OTHER INFORMATION, continued




         (b) (2) The following individuals were reelected to the Board of Directors by the holders of the Company's Preferred Stock, each to serve until the next annual meeting of Shareholders:

                                      DIRECTOR
                                 William R. Lonergan
                                 Kenneth W. Rind
                                 Forrest A. Whittaker


         The number of votes cast for the reelection of each of the above Directors was as follows:



DIRECTOR                FOR                AGAINST          WITHHELD
- --------                ---                -------          --------
William R. Lonergan     2,368,335          0                0
Kenneth W. Rind         2,368,335          0                0
Forrest A. Whittaker    2,368,335          0                0


         (c) (1) The adoption by the Board of Directors of the Company's 1996 Stock Plan was retified by the following vote:

                                                            NUMBER OF SHARES

For                                                         3,676,217

Against                                                     177,564

Abstained                                                   42,980

Non-Votes                                                   1,245,277

                           MEDICAL STERILIZATION INC.

         (c) (2) The Amendment to the Company's Restated Certificate of Incorporation to permit the Company to issue certain additional securities without triggering anti-dilution provisions with respect to the Company's Preferred Stock was ratified by the following vote:

                                                            NUMBER OF SHARES

For                                                         3,676,217

Against                                                     166,264

Abstained                                                   20,780


                                                            NUMBER OF SHARES

Non-Votes                                                   1,245,277

         (c) (3) The selection of the firm of Coopers & Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1996 was ratified by the following vote:

                                                            NUMBER OF SHARES

For                                                         5,066,404

Against                                                     24,877

Abstained                                                   17,257





ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits:


                  27.1     Financial Data Schedule


         (b) There were no reports on Form 8-K filed by the registrant during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MEDICAL STERILIZATION INC.


Date  July 30, 1996                 /s/ D. Michael Deignan, President/C.E.O.
     --------------                 ----------------------------------------
                                        D. Michael Deignan, President/C.E.O.



Date  July 30, 1996                 /s/ Paul V. Rossi, Treasurer and Chief
      -------------                ---------------------------------------
                                        Financial Officer
                                        -----------------
                                        Paul V. Rossi, Treasurer and Chief
                                        Financial Officer

                                  EXHIBIT INDEX



      Exhibit No.                 Description                               Page
      -----------                 -----------                               ----


         27.1               Financial Data Schedule                          16