Form 10KSB/A
period 1995-12-31
MEDICAL STERILIZATION INC
filed 1996-09-30
CIK 723592

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB

[ X ]Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934 for the fiscal year ended December 31, 1995

[   ]Transition report under Section 13 or 15(d) of the Securities  Exchange Act of 1934 For the transition period from ________________ to ________________

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

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [ X ]Yes [   ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for the fiscal year ended December 31, 1995 were $8,772,430. As of September 25, 1996, the aggregate market value of the Issuer's voting stock (including common stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock) held by non-affiliates was approximately $2,773,548 based on the average bid and asked price of the Issuer's Common Stock on September 25, 1996 as reported on the Nasdaq Bulletin Board System.

As of September 25, 1996, there were 3,005,496 shares of the Issuer's Common Stock, par value $.01 per share, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================



This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB, dated March 29, 1996 (the "Report"), is being filed to refile the Agreement with Pilling Weck included as Exhibit 10.24 to the Report in accordance with the Company's amended request for confidential treatment of certain portions of the Agreement with Piling Weck. Such Exhibit 10.24 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission.




                                      -2-






                                  EXHIBIT INDEX

     The following exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

    Exhibit
    Number                           Description
    -------                          -----------
      3.1*               Restated Certificate of Incorporation
      3.2*               Certificate of Amendment of Certificate of Incorporation
      3.3*               Certificate of Amendment of Certificate of Incorporation
      3.4*               Amended and Restated By-Laws
     10.1***             1994 Stock Option Plan
     10.2*               1996 Stock Plan
     10.3**              Agreement with Mercy Hospital dated November 14, 1988.  This contract is substantially similar to the other contracts entered into with hospitals.  The basic differences relate to the type of medical sets provided, the term of the contract and the compensation.
     10.4*               Lease Agreement with Barlich Realty, Inc.
     10.5*               Agreement with Oxford Venture Fund III, Limited Partnership, and Oxford Venture Fund III
                         Adjunct, Limited Partnership.
     10.6*               Agreement with Oxford Venture Fund II, Limited Partnership.
     10.7***             Agreement with Precision Micron Powders, Inc. and Robert S. Luniewski.
     10.8+++             Letter Agreement with Precision Micron Powders, Inc.
     10.9++              Revised Agreement with Precision Micron Powders, Inc.
     10.10***            Settlement Agreement with Shamrock Technologies, Inc. and Robert S. Luniewski.
     10.11***            Toll Processing Agreement with Shamrock Technologies, Inc.
     10.12*              Extension of Toll Processing Agreement
     10.13***            Release dated November 29, 1994.
     10.14***            Satisfaction of Judgment
     10.15***            Affidavit of Confession of Judgment
     10.16*              Agreement with Sumitomo Heavy Industries (USA)
     10.17***            Financing Agreement with Rosenthal & Rosenthal, Inc.
     10.18**             Credit Line and Term Loan Agreements with Apple Bank for Savings
     10.19*              Letter amending Credit Line and Term Loan Agreements from Apple Bank for Savings
     10.20+++            Letter confirming Term Loan Agreement from Apple Bank for Savings
     10.21***            Amendment No. 1 to Credit Agreement with Apple Bank for Savings
     10.22***            Loan Extension Agreement with Apple Bank for Savings
     10.23*              Agreement with Dr. Morganstern
     10.24### ##         Agreement with Pilling Weck



                                      -3-







     23.1*               Consent of Coopers & Lybrand L.L.P.
     27.1*               Financial Data Schedule



- -------------
* Previously filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
**    Previously  filed as an exhibit to the  Company's  Amendment  No. 1 to the
       Registration Statement on Form S-1(File No. 33-28660) and incorporated herein by reference.
***   Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1993 on Form 10-K and incorporated herein by reference.
+     Previously filed as an exhibit to the Company's  Registration Statement on
       Form SB-2 (File No. 33-96330) and incorporated herein by reference.
++    Previously  filed as an exhibit  to the  Company's  Annual  Report for the fiscal year ended December 31, 1992 on Form 10-K and incorporated herein by reference.
+++   Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1991 on Form 10-K and incorporated herein by reference.
#     Previously filed as an exhibit to the Company's Annual Report for the fiscal year ended December 31, 1990 on Form 10-K and incorporated herein by reference.
##    Confidential treatment requested as to certain portions.
###   Filed herewith.





                                      -4-



                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 30, 1996                       MEDICAL STERILIZATION, INC.

                                         By: /s/ D. Michael Deignan
                                            ------------------------------
                                            Name: D. Michael Deignan
                                            Title:President and Chief Executive
                                                  Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name and Signature                                                  Title(s)                                Date
- ------------------                                                  --------                                ----

      /s/  D. Michael Deignan                               President, Chief Executive                   September 30,
- ----------------------------------                          Officer and Director (principal                 1996
D. Michael Deignan                                          executive officer)


      /s/  Paul V. Rossi                                    Treasurer and Chief Financial                September 30,
- ----------------------------------                          Officer (principal financial and                1996
Paul V. Rossi                                               accounting officer)



      /s/  Harvey  Cohen                                    Director and Secretary                       September 30,
- ----------------------------------                                                                           1996
Harvey Cohen


      /s/  John R. Hoover                                   Director                                     September 30,
- ----------------------------------                                                                           1996
John R. Hoover

      /s/  Kenneth W. Rind                                  Director                                     September 30,
- ----------------------------------                                                                           1996
Kenneth W. Rind

      /s/  Kennard H. Morganstern                           Director                                     September 30,
- ----------------------------------                                                                           1996
Kennard H. Morganstern

      /s/  William R. Lonergan                              Director                                     September 30,
- ----------------------------------                                                                           1996
William R. Lonergan

      /s/  Forrest Whittaker                                Director                                     September 30,
- ----------------------------------                                                                           1996
Forrest Whittaker

                                      -5-