Form 10QSB
period 1996-09-30
MEDICAL STERILIZATION INC
filed 1996-11-14
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For quarter ended  September 30, 1996

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from __________ to __________

    Commission file number 2-85008-NY

                           MEDICAL STERILIZATION, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)


           NEW YORK                                        11-2621408
      ------------------                               ------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


    225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK               11791
--------------------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


                                 (516) 496-8822
                                 --------------
                           (Issuer's telephone number)


                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year,if changed sincelast report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X        No
    ------    ------

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1996.

                                3,005,496 shares
                                ---------

Transitional Small Business Disclosure Format (Check One) Yes       No   X
                                                             -----     ------







                           MEDICAL STERILIZATION,INC.



                                      INDEX
                                      -----


                                                                Page No.
                                                                --------

Part I.    Financial Information

           Balance Sheet as of September 30,1996 (unaudited)       3-4


           Statements of Operations for the nine months
           ended September 30, 1996 and September 30, 1995
           (unaudited).....................................          5

           Statements of Operations for the three months
           ended September 30, 1996 and September 30, 1995
           (unaudited).....................................          6


           Statements of Cash Flows for the nine months
           ended September 30, 1996 and September 30, 1995
           (unaudited).....................................          7


           Notes to Consolidated Financial Statements......          8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations...       9-11

Part II.   Other Information...............................         12

           Signatures......................................         12



                                      - 2 -





                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                  -------------

                                                    September 30,
                                                        1996
                                                     (unaudited)
  ASSETS
  ------

Current assets
   Cash                                              $   21,266
   Accounts receivable, less allowance
     for doubtful accounts of $54,000                 2,769,847
   Inventory                                            126,141
   Prepaid expenses                                     259,211
                                                      ---------

           Total current assets                       3,176,465
                                                      ---------
Fixed assets, at cost, less accumulated
   depreciation and amortization                      4,402,845
Other assets                                            201,884
                                                      ---------
           Total assets                              $7,781,194
                                                      =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities
   Accounts payable and accrued expenses            $ 1,908,145
   Short term note payable                               43,518
   Current maturities of long-term debt                 150,000
   Current obligation under capital lease                50,725
                                                      ---------

           Total current liabilities                  2,152,388
                                                      ---------
Long-term liabilities
   Long-term debt, less current maturities            2,147,338
   Obligation under capital lease                       168,359
                                                      ---------
           Total liabilities                          2,315,697

Commitments and contingencies (Note 4):

Preferred Stock
   Convertible redeemable  cumulative
      preferred stock, par value $.01 per
      share, Series B Authorized 1,000,000
      shares, issued and outstanding
      803,088 shares                                  1,637,064
                                                      ---------


                                    Continued
                        See notes to financial statements
                                       -3-







                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                  -------------
                                    Continued

                                                    September 30,
                                                        1996
                                                     (unaudited)

Shareholders' equity
   Convertible preferred stock Series C
      Authorized 2,000,000 shares, issued
      and outstanding 1,945,625 shares                1,945,625


   Common stock, par value $.01 per share
      Authorized 10,000,000 shares, issued
      and outstanding 3,005,496 shares                   30,054
   Additional paid-in capital                         7,573,574
   Accumulated deficit                               (7,873,208)
                                                      ---------
           Shareholders' equity                       1,676,045
                                                      ---------

    Total liabilities and shareholders' equity       $7,781,194
                                                      =========


                        See notes to financial statements
                                       -4-





                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                   For the nine months
                                                   ended September 30,
                                                   -------------------
                                                    1996        1995
                                                    ----        ----
Income
   Revenue                                      $6,346,668   $6,549,635
                                                ----------   ----------


Costs and Expenses
   Operating                                     4,512,596    4,674,039
   Selling, general and administrative           1,908,053    1,452,642
   Interest                                        220,572      246,151
                                                 ---------    ---------
                                                 6,641,221    6,369,832
                                                 ---------    ---------

(Loss) income before income taxes                ( 294,553)     179,803

Income taxes                                             0            0
                                                 ---------    ---------

Net (loss) income                                ( 294,553)     179,803

Preferred stock dividends                        (  92,664)      82,500
                                                 ----------   ---------

Net (loss) income applicable to common
    shareholders                                $( 387,217)   $  97,303
                                                 ==========    ========

Weighted average shares of common stock
    outstanding                                  3,005,496    5,099,415
                                                 ---------    ---------

Net (loss) income per share of common
    stock (Note 2)                                  $(.13)       $.02
                                                     ----         ---



                        See notes to financial statements
                                       -5-





                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                  For the three months
                                                  ended September 30,
                                                  -------------------
                                                    1996        1995
                                                    ----        ----
Income
   Revenue                                      $2,132,389   $2,254,211
                                                ----------   ----------

Costs and Expenses
   Operating                                     1,574,067    1,590,088
   Selling, general and administrative             707,555      516,655
   Interest                                        101,790       84,275
                                                 ---------    ---------
                                                 2,383,412    2,191,018
                                                 ---------    ---------
(Loss)income before income taxes                 ( 251,023)      63,193

Income taxes                                             0            0
                                                 ---------    ---------

Net (loss) income                                ( 251,023)      63,193

Preferred stock dividends                           30,888       27,500
                                                 ---------    ---------

Net (loss) income applicable to common
    shareholders                                $( 281,911)   $  35,693
                                                 ==========    ========

Weighted average shares of common stock
    outstanding                                  3,005,496    5,099,415
                                                 ---------    ---------

Net (loss) income per share of common
    stock (Note 2)                                  $( .09)        $.01
                                                     ------         ---


                        See notes to financial statements
                                       -6-




                           MEDICAL STERILIZATION,INC.
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                   For the nine months
                                                   ended September 30,
                                                   -------------------
                                                     1996        1995
                                                     ----        ----
Cash flows from operating activities:
  Net (loss) income                            $( 294,553)   $ 179,803
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization               471,501      580,760
  Changes in assets and liabilities:
      (Increase) in receivables                  (313,140)    (275,853)
      Decrease (increase) in inventory              6,523      (22,458)
      (Increase) in prepaid expenses             (187,455)     (40,972)
      (Increase) decrease in other assets          (6,555)     175,347
      Increase (decrease) in accounts payable
       and accrued expenses                       914,724      (75,561)
                                               -----------   ----------

            Net cash provided by operating
              activities                          591,045      521,066
                                               -----------   ----------


Cash flows from investing activities:
  Capital expenditures                        ( 1,101,324)    (567,124)
                                              ------------  -----------

            Net cash used in investing
              activities                      ( 1,101,324)    (567,124)
                                              ------------  -----------


Cash flows from financing activities:
  Proceeds from exercise of options                 2,500            0
  Registration costs                              (24,156)           0
  Borrowing under financing agreement             315,686      572,212
  Borrowing (repayment) under
       short term notes payable                    43,518     (175,000)
  (Repayment) of long-term debt                  (171,456)    (258,896)
  Borrowing (repayment) under
    capital lease obligations                     190,063      (40,715)
                                               ----------     ---------
            Net cash provided by
              financing activities                356,155       97,601
                                               ----------     ---------

Net (decrease) increase in cash                  (154,124)      51,543

Cash at beginning of period                       175,390       46,512
                                               ----------    ---------

            Cash at end of period             $    21,266   $   98,055
                                               ==========    =========


                        See notes to financial statements
                                       -7-




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

2.  Net Income (loss) Per Share of Common Stock:
    Net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents have been excluded from the computation of net income per share of common stock for the nine months ending September 30, 1996 since the result would be anti-dilutive.

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


                                       -8-







                           MEDICAL STERILIZATION INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

         Current assets have increased approximately $340,000 to $3,176,465 at September 30, 1996 compared to $2,836,517 at December 31, 1995. The increase was primarily due to a $313,000 increase in accounts receivable and $187,000 in prepaid expenses (primarily insurance and real estate taxes) offset partially by a $154,000 decrease in cash. The Company had working capital of approximately $1,024,077 at September 30, 1996 compared to approximately $1,607,220 at December 31, 1995. This decrease of approximately $583,000 was the result primarily of the acquisition of fixed assets (surgical instruments) as the Company invested in its instrument kits to better serve its customers. The working capital ratio decreased to 1.48 to 1 at September 30, 1996 compared to
2.3 to 1 at December 31, 1995.

         The Company currently plans to expand its business both geographically and by increasing its portfolio of reprocessing services to include new service offerings such as endoscopic procedure specific instrument sets. In addition, the Company will be required to expend approximately $300,000 on pollution control equipment in the future. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit will be sufficient to meet its working capital requirements during 1996. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, it at all.


Inflation
---------

         The Company does not anticipate that inflation will have any significant effect on its business particularly since the United State, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.




                                    Continued
                                       -9-





                           MEDICAL STERILIZATION INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued


REVENUES
--------

         Revenues for the nine months ended September 30, 1996 decreased approximately $201,000 or 3% to approximately $6,346,668 from revenues of approximately $6,547,236 for the nine months ended September 30, 1995. The decrease in revenues was primarily attributable to an approximate $366,000 decrease in revenues or a 35.0% decrease in the Company's contract sterilization business, partially offset by an approximate $152,000 increase or a 4.4% increase in the Company's revenues in its hospital services business and an approximate $13,000 increase or a 0.6% increase in the Company's radiation processing of industrial products business.

         Revenues for the three months ended September 30, 1996 decreased approximately $122,000 or 5.4% to approximately $2,132,389 from revenues of approximately $2,253,420 for the three months ended September 30, 1995. The decrease in revenues was primarily attributable to an approximate $109,000 decrease in revenues or a 31.1% decrease in the Company's contract sterilization business and an approximate $13,000 decrease or a 1.8% decrease in the Company's revenues in its radiation processing of industrial products business. The Company's revenues in its hospital services business were flat from quarter to quarter.


COSTS AND EXPENSES
------------------

         Total expenses increased approximately $271,000 or 4.2% to approximately $6,641,221 for the nine months ended September 30, 1996 compared to approximately $6,369,832 for the nine months ended September 30, 1995. Operating expenses decreased approximately $158,000 or 3.3% due to efficiencies attained in the Company's processing operations. Selling, general and administrative expenses increased approximately $455,000 or 23.9% due primarily to investments being made in the management and sales areas of the Company. The Company has made a commitment to extend its marketing effort to a full national program. In order to do this the Company has hired a national sales programs coordinator to implement its programs.



                                    Continued

                           MEDICAL STERILIZATION INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued



         Total expenses increased approximately $192,000 or 9.0% to approximately $2,383,412 for the three months ended September 30, 1996 compared to approximately $2,191,018 for the three months ended September 30, 1995. Operating expenses decreased approximately $16,000 or 1.0% due to efficiencies attained in the Company's processing operations. Selling, general and administrative expenses increased approximately $191,000 or 36.9% due primarily to investments being made in the management and sales areas of the Company, primarily in the national sales programs.


NET INCOME (LOSS)
-----------------
APPLICABLE TO COMMON SHAREHOLDERS
---------------------------------

         Net (loss) applicable to common shareholders was approximately ($387,217) or ($.13) per share for the nine months ended September 30, 1996 compared to a net income of approximately $61,610 or $.01 per share for the nine months ended September 30 ,1995.

         Net (loss) applicable to common shareholders was approximately ($281,911) or ($.09) per share for the three months ended September 30, 1996 compared to a net income of approximately $35,693 or $.01 per share for the three months ended September 30, 1995.

                           MEDICAL STERILIZATION INC.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (6) There were no reports on Form 8-K for the nine months ended September 30, 1996.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           MEDICAL STERILIZATION INC.



Date  November 7, 1996                       /s/   D. Michael Deignan
                                            ------------------------------------
                                            D. Michael Deignan, President/C.E.O.

Date  November 7, 1996                      /s/    Paul V. Rossi
                                            ------------------------------------
                                            Paul V. Rossi, Treasurer and Chief
                                            Financial Officer