Form 10KSB
period 1996-12-31
MEDICAL STERILIZATION INC
filed 1997-04-15
CIK 723592

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] Annual  report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________


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

   Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE


Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   X  Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X

The Issuer's revenues for the fiscal year ended December 31, 1996 were $8,626,000. As of March 17, 1997, the aggregate market value of the Issuer's voting stock (including common stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock) held by non-affliiates was approximately $2,446,911 based on the average bid and asked price of the Issuer's Common Stock on March 17, 1997 as reported on the Nasdaq Bulletin Board System.

As of March 17, 1997, there were 3,170,496 shares of the Issuer's Common Stock, par value $.01 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference in Part III of this Form 10-KSB: (1) Proxy Statement for the Issuer's 1997 Special Meeting in Lieu of Annual Meeting of Shareholders - Items 9, 10, 11 and 12.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Medical Sterilization, Inc. ("MSI" or the "Company") provides off-site reprocessing and sterilization of the Company's standard containerized reprocessable sterilized surgical instrument sets ("Instrument Sets") as well as certain other items requiring sterilization ("Sterilizable Items") for healthcare providers such as hospitals and ambulatory surgi-centers. MSI also provides contract steam and radiation sterilization services for manufacturers of disposable medical products such as bandages, sponges, tracheotomy kits, surgical gloves and laboratory ware. In addition, the Company utilizes its electron beam radiation accelerator (the "Accelerator") to process various industrial products and to perform certain modifications to those products. In furtherance of its decision to focus on its Instrument Set sterilization processing business, on March 17, 1997, MSI agreed to sell its Accelerator to Shamrock Technologies, Inc. ("Shamrock") with title to pass no later than April 30, 1998. Furthermore, in order to maximize the value of its remaining contract sterilization and industrial processing business and to provide stability for its accelerator processing customers, on March 19, 1997, MSI entered into a Letter of Intent to establish a joint marketing agreement with E-BEAM Services, Inc. ("E-BEAM").

         The Company provides its off-site reprocessing and sterilization services and pre-sterilized reprocessable Instrument Sets to hospitals and ambulatory surgi-centers within a radius of 75 miles of its Syosset, New York facility. As of March 25, 1997, MSI had 15 contracts with healthcare providers in its area of operations to provide its instrument services for labor and delivery; 22 contracts to provide its instrument services for operating rooms; 4 contracts to provide laparoscopic instruments; 5 contracts to provide basins; 5 contracts to provide gowns and/or towels; and 2 contracts to provide its instrument services for open heart surgery. Future revenues from these contracts as of March 25, 1997 is approximately $12,221,000. The Company provides its contract steam and radiation sterilization services to manufacturers of disposable medical products within a 300 mile radius of its Syosset facility. The Company currently provides sterilization services for approximately 48 medical products manufacturers such as Busse Hospital Disposables, Elkay Products, Inc. and Hermitage Hospital Supply Corp., and estimates that there are approximately 200 such manufacturers in its operating area. MSI processes industrial products for approximately 18 industrial companies principally in the Northeastern United States and processes polytetrafluoroethylene ("PTFE"), also known as "Teflon" ( a registered trademark of E.I. DuPont de Nemours & Co.), solely for Precision Micron Powders, Inc., ("Precision"), a distributor of PTFE owned by Shamrock, and for Shamrock. See "Radiation Processing of Industrial Products".

         The Company was founded in May 1982 as a New York corporation. Its principal executive offices are located at 225 Underhill Boulevard, Syosset, New York 11791, and its telephone number is (516) 496-8822.

         Statements in this Form 10-KSB which are not historical facts, so-called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private

Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Factors That May Affect Future Results".

STERILIZATION SERVICES FOR HEALTHCARE PROVIDERS

         MSI provides off-site cleaning, decontamination and sterilization processing of the Company's standard containerized reprocessable sterilized surgical Instrument Sets as well as Sterilizable Items for healthcare providers such as hospitals and ambulatory surgi-centers within a radius of 75 miles of its Syosset, New York facility. As of March 25,1997, the Company had 53 sterilization service contracts with hospitals and ambulatory surgi-centers with approximate future revenues in the aggregate value of $12,221,000. Demonstrating the Company's range of services to health care providers, 15 contracts were to provide instrument services for labor and delivery, 22 contracts were to provide instrument services for operating rooms, 2 contracts were to provide instrument services for open heart surgery, 4 contracts were to provide laparoscopic instruments, 5 contracts were to provide basins and 5 contracts were to provide gowns and/or towels. The Company estimates that there are approximately 250 such healthcare providers in its operating area.

         Sterilizable Items consist of Instrument Sets, utensils, basins, towels, surgical gowns and wraps and other items used in healthcare facilities which require sterilization. Instrument Sets are prepackaged, sterilized, reprocessable instrument sets, each of which is a complete set of instruments necessary for a given medical procedure. The Company has designed approximately 85 different Instrument Sets for operating room procedures and labor and delivery, including gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthropedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage. MSI packages its Instrument Sets in rigid containers with filters and seals, thereby maintaining sterile integrity without the risk of tearing and pinholes which occur in more traditional wrappers. The Instrument Sets aid in the organization of the instruments for ease of use and provide for better instrument accountability once the procedure is completed. Once an Instrument Set has been utilized, it is returned to the Company for cleaning, sterilization and repackaging.

         The Company's services are designed to replace or supplement the existing in-house sterilization facilities of healthcare providers. Many hospitals have older, less efficient sterilization facilities, staff their facilities with nurses whose skills could be more effectively used elsewhere and underutilize their sterilization facilities by operating their equipment only once per day. Because of the relatively low volume of sterilization activities undertaken at many of these facilities, worker productivity may not be as high as in other areas of the healthcare organization, causing concern for administrators. In addition, as hospitals continue to evaluate ways in which to utilize their available space better, many hospitals are seeking to replace their in-house sterilization facilities with profit generating centers such as operating rooms. Many hospitals are also looking for ways in which to improve operating room efficiency by eliminating the sterilization processing delays and shortages sometimes experienced with their in-house sterilization facilities.

         By utilizing state of the art, industrial size equipment, modern sterilization technology, less expensive labor, and handling larger volumes, the Company believes that it offers a cost- effective, high quality alternative to in-house sterilization facilities. The Company processes Instrument Sets and Sterilizable Items for numerous customers and has installed modern, industrial size sterilization equipment at its Syosset facility, including ultrasonic cleaners, two tunnel washers, two 300 cubic foot steam sterilizers and an 8 cubic foot Ethylene Oxide ("EtO") sterilizer.

         The Company believes that it offers better sterility assurance levels than those maintained at many hospitals. In order to comply with the infection control requirements of the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), the Center for Disease Control ("CDC"), the Association for Advancement of Medical Instrumentation ("AAMI"), the Association of Operating Room Nurses ("AORN"), the policies and procedures of each respective hospital as well as the requirements of federal, state and local government agencies, the Company has established rigorous testing measures and procedures, such as sterilization process monitors (including temperature and pressure recording), chemical indicators and bacteriological spore and culture testing. The Company is a registered contract sterilization facility with the U.S. Food and Drug Administration ("FDA"), even though neither the Company's activities in this area nor hospital sterilization facilities are required to be so registered. See "Government Regulation."

CONTRACT STERILIZATION OF DISPOSABLE MEDICAL PRODUCTS

         MSI provides contract steam and radiation sterilization services to manufacturers of disposable medical products. The Company sterilizes disposable medical products such as adhesive and gauze bandages, lap sponges, absorbent cotton balls, tracheotomy kits, trauma dressings, operating room drapes, surgical gloves, in vitro diagnostic kits and laboratory ware, such as pipettes, petri dishes, flasks, roller bottles and tissue culture wells. As of March 25, 1997, the Company's customers in this area included 48 disposable medical products manufacturers within a 300 mile radius of its Syosset, New York facility. MSI estimates that there are approximately 200 disposable medical products manufacturers operating in this geographic area.

         The Company's contract sterilization services are utilized by manufactures of disposable medical products which do not have in-house sterilization capabilities or which have limited in-house capacity and utilize the Company's services to handle overflow. The Company's services are also used by manufacturers which require electron beam radiation sterilization either because the nature of the product requires electron beam radiation treatment to achieve acceptable levels of sterilization or because for certain products electron beam radiation sterilization can be more cost-effective than other methods. The Company believes that approximately 10% of all disposable medical products and devices are sterilized using electron beam radiation. To meet this need for contract sterilization services, MSI has established a radiation facility featuring a 4.5 million electron volt, 150 kilowatt accelerator (the "Accelerator") which provides either electron or x-ray radiation.


         Although the Company provides sterilization services for approximately 40 manufacturers of disposable medical products and is sterilizing products on a daily basis, the Company has experienced reduced orders from certain large customers over the preceding three years and has a significant amount of available capacity in its contract sterilization business. The Company's Board of Directors has determined that it is in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. The Company has entered into an agreement as of March 17, 1997 to sell its Accelerator for the approximate sum of $1,250,000 to Shamrock with transfer of title to occur no later than April 30, 1998. The Company's licenses to operate the Accelerator expire on December 31, 1997 unless renewed. The Company has been evaluating opportunities to maximize the value of its electron beam related businesses, including its contract sterilization of disposable medical products unit and its radiation processing of industrial products unit either through sale, joint venture or other commercial means. As a result, on March 19, 1997, the Company signed a Letter of Intent to enter into a joint marketing program with E-BEAM to provide stability for its remaining contract sterilization and industrial processing business. The agreement provides for the transfer of the Company's contract sterilization and industrial processing customers to E-BEAM at a price of 15% of related revenues up to $350,000. Upon execution of the agreement the Company will receive a nonrefundable down payment against future royalties of $150,000. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

RADIATION PROCESSING OF INDUSTRIAL PRODUCTS

         MSI performs radiation processing services for a number of industrial products manufacturers. The Company's Accelerator can be used to link chemically a long string of molecules of polyethylene and polyvinylchloride, to treat crude rubber to achieve bonding and hardening and to link undivided chemical compounds into a larger chemical entity. As of March 25, 1997, the Company was processing industrial products for approximately 18 industrial companies principally in the Northeastern United States, whose products included fabricated plastic objects, gaskets, tubing and plastic sheet and film. As part of its radiation processing services, the Company can also cross-link the insulation on small gauge wire. See the previous paragraph regarding the proposed joint marketing program with E-BEAM.

         The Company's primary radiation processing activity is the irradiation of polytetrafluoroethylene ("PTFE"), which is also known as "Teflon" (a registered trademark of E.I. DuPont de Nemours & Co.). Once processed, the PTFE can be ground into very small particles for use primarily as an additive for printing inks and as a lubricant. The Company processes PTFE for Precision, and for Shamrock pursuant to a Toll Processing Agreement, as previously amended and further amended on March 17, 1997. Pursuant to the Toll Processing Agreement, as amended, MSI will process PTFE only for Precision and Shamrock, and Precision and Shamrock agree to use certain minimum levels of processing services through September 30, 1997 at prices which will result in a gross profit to the Company for providing these services. The term of the Toll Processing Agreement may be extended at Shamrock's option in one month increments until December 31, 1997, after which time MSI must cease processing PTFE, unless otherwise agreed by Shamrock. The Company anticipates that the amended Toll Processing


Agreement will result in the purchase by Precision and Shamrock of approximately $4.7 million of PTFE processing services for the period of January 1, 1996 through September 30, 1997 if the Toll Processing Agreement is performed in accordance with its terms.

COMPETITION

         The Company's principal competition with respect to its sterilization services for healthcare providers comes from the in-house sterilization facilities of hospitals and ambulatory surgi-centers. Most hospitals have an in-house sterilization capability and many have invested significant capital in their sterilization facilities. Also, the in-house sterilization facility staff may be committed to maintaining the facility and its current staffing levels. As a result, healthcare providers may be reluctant to shift their sterilization activities from in-house to an off-site contractor. Furthermore, some hospitals have union agreements that preclude or mitigate a hospital's ability to outsource. In today's managed care driven, consolidating environment, hospitals and hospital networks are renegotiating these agreements with yet to be determined success.

         MSI has no competitor operating in an off-site environment which can replicate MSI's sterilization services program though variations of the MSI model potentially exist and/or are announced in traditional hospital purchasing news. V. Mueller/Convertors, a division of Allegiance (formerly Baxter Healthcare's U.S. distribution group) has off-site facilities in several cities in various modes of operation, but we understand that Allegiance recently divested this group to a private entity. It is not clear whether this group's focus will be instrument or gown reprocessing or both. Steriltek, a Los Angeles based company, has announced plans to build mini versions of MSI to service hospital clusters in dense geographic areas. Substantial know-how and capital intensive barriers could limit competitive interest.

         Several small and large companies are specializing in on-site instrument processing, consulting and management services, providing hospitals and hospital networks a competitive choice between MSI's off-site instrument processing and sterilization services. A wholly owned subsidiary of Teleflex, Inc. (a recent acquirer of a 48% control position in MSI), Endoscopic Specialties Inc. (ESI), specializes in on-site instrument processing. However, in January 1997, MSI and ESI started cooperative marketing of a total processing management solution.

         The market for contract sterilization of disposable medical products services is highly competitive. There are a number of entities, most of which have significantly greater financial and other resources than the Company, which offer contract sterilization services. The Company's major competitors in this area include Isomedix Inc., E-BEAM and Ethox Corp. The Company also competes with in-house sterilization departments of disposable medical products manufacturers. There are a number of companies, many of which have significantly greater financial and other resources than the Company, with sterilization capabilities, primarily Ethylene Oxide ("EtO"), radiation and steam sterilization, as well as decontamination and packaging capabilities, which could enter into the healthcare provider field or the disposable medical products field in the future.

         In the industrial products radiation processing area, the Company competes with a number of competitors, including Isomedix Inc. and E-BEAM. Most of these companies have significantly greater financial and other resources than the Company. In the year ended December 31, 1996, substantially all of the Company's revenues from radiation processing of industrial products services were derived from the provision of PTFE processing services for Precision and Shamrock. Pursuant to the amended Toll Processing Agreement with Shamrock, all of the Company's PTFE processing during 1996 was, and in 1997 will be, performed for Precision and Shamrock at established minimum production levels and the Company is not permitted to process PTFE for any other party. As a result, the Company does not currently face competition with the respect to its PTFE processing services.

         MSI believes that the principal bases of competition include price, quality, reputation and rapid turnaround. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. As previously stated, the Company has agreed to sell its Accelerator no later than April 30, 1998. Accordingly, after that date the Company will not be involved in contract sterilization of disposable medical products and radiation processing of industrial products including PTFE. However, on March 19, 1997 MSI signed a Letter of Intent with E-BEAM which contemplates the execution of a Joint Marketing Agreement in several weeks. See "Contract Sterilization of Disposable Medical Products."

CUSTOMERS

         The Company sells its sterilization services to healthcare providers such as hospitals and ambulatory surgi-centers within a 75 mile radius of its Syosset facility. As of March 25, 1997, the Company provided Instrument Sets and sterilization services for Sterilizable Items pursuant to 53 sterilization services contracts with hospitals and ambulatory surgi-centers. With respect to contract sterilization services for disposable medical products manufacturers, as of March 25, 1997, the Company provided contract sterilization services to 48 disposable medical products manufacturers within a 300 mile radius of its facility in Syosset. The Company performs its PTFE processing services for Precision and Shamrock and processes other industrial products for other manufacturers. As of March 25, 1997, the Company was processing industrial products for 18 industrial companies principally in the Northeastern United States. For the fiscal year ended December 31, 1996, sales to Precision and Shamrock accounted for substantially all of the Company's revenues from industrial product radiation processing services and 33% of the Company's total revenues. No other single customer accounted for 10% or more of the Company's total revenues for the fiscal year ended December 31, 1996. The cessation of contract sterilization of disposable medical products and processing of industrial products including PTFE in 1998 could have a material adverse effect on the Company's business, results of operations and financial condition.

SUPPLIERS

       The Company purchases from surgical instrument manufacturers the surgical instruments included in Instrument Sets that are provided to hospitals and ambulatory surgi-centers. Pursuant to a sales and marketing agreement entered into with Pilling Weck, a national surgical instrument manufacturer and a division of Teleflex, Inc., the Company has agreed to purchase substantially all of its surgical instrument requirements from Pilling Weck, and Pilling Weck has agreed to supply surgical instruments to the Company as well as to be the exclusive sales and marketing agent for MSI in the United States. See "Sales and Marketing." Pursuant to this agreement, the Company will receive certain volume pricing discounts and the Company will utilize Pilling Weck supplied instruments in its Instrument Sets unless a particular customer requires the use of another instrument vendor. The Company believes that surgical instruments are readily available from other suppliers at market prices should Pilling Weck for any reason be unable to satisfy the Company's instrument needs in full.

SALES AND MARKETING

         MSI's sales and marketing strategy is to grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its services into the general operating room of the hospital after a period of successful product performance in the labor and delivery area. The Company also intends to expand its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company's sales and marketing efforts are coordinated by two dedicated in-house sales professionals who are supported by a third sales coordinator who works with the hospitals to determine the proper configuration of the Instrument Sets to be provided to each hospital. In addition, the Company has entered into a sales and marketing agreement with Pilling Weck which provides, among other things, for Pilling Weck to represent and sell MSI's decontamination, reprocessing and sterilization services to customers in the United States. During the past few years, the Company, alone and with Pilling Weck has been actively pursuing negotiations with hospital groups in several cities.

         Furthermore, the Company is entering into a joint venture with a newly formed subsidiary of Teleflex, Inc. to sell MSI's decontamination, reprocessing and sterilizingservices in select highly populated urban centers. In addition, MSI and Endoscopic Specialties, Inc., ("ESI") (a wholly owned subsidiary of Teleflex, Inc.,) a company which specializes in on-site endoscopic processing services and consulting, has agreed to cooperate and comarket on-site and off-site endoscopic processing services. MSI will transfer two existing contracts to ESI as well as MSI's endoscopic proposal list. ESI will pay MSI commissions of 5% of sales, derived from the transferred contracts and proposals, that convert to contracts, totaling $150,000. MSI's endoscopic instrument inventory will be returned to the supplier, Pilling Weck, for credit.

INTELLECTUAL PROPERTY

         The Company does not rely on any patents for the conduct of its business. The Company does rely upon the know-how of its employees and has executed non-disclosure and non-competition agreements with its employees. The Company relies in significant part upon its hospital tracking software which allows the Company to monitor and control the levels of Instrument Sets and Sterilizable Items on-site with a given customer and to plan and control sterilization activities. The Company's hospital tracking software was purchased from its developer and the copyrights were assigned to the Company. Although the Company believes that it has all necessary ownership and copyright rights in its hospital tracking software and that this software does not infringe upon the intellectual property rights of third parties, any determination to the contrary could have a material adverse effect on the Company's business, results of operations and financial condition.

GOVERNMENT REGULATION

         The Company has obtained a license from the New York State Department of Environmental Conservation operating through the Nassau County Department of Health to operate its radiation sterilization and processing facility. This license is currently in force and will remain in force until December 31, 1997. The Company believes it is in material compliance with applicable laws and regulations with respect to its radiation sterilization and processing facility. The Company believes that it is in material compliance with the regulations of the Nassau County Department of Public Works with regard to the disposition of effluents.

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

EMPLOYEES

         As of December 31, 1996, the Company had 79 full-time and 17 part-time employees. Management believes its relations with its employees are good. None of its employees are covered by any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's headquarters, including its executive offices, sterilization facility and radiation processing facility, occupy 103,000 square feet of leased space in a building located at 225 Underhill Boulevard, Syosset, New York. The Company originally entered into its headquarters lease on March 1, 1984. In February 1994, the Company and the Landlord amended the lease to extend its term from March 1, 1994 to February 28, 1996, with annual rent of $432,000. On November 20, 1995, the Company executed a new lease for its headquarters which provides for a term of March 1, 1996 through February 28, 2001 with an annual rent of $456,000 for the first three years and $504,000 for the next two years.

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

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 31, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock, $.01 par value per share, has been traded in the over-the-counter market (under the symbol "MSTI") since September 26, 1983 and is now quoted on the Nasdaq Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 17, 1997 was 278. The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 1997 (through March 17, 1997):

         1997                                         High Bid        Low Bid
         ----                                         --------        -------
         First Quarter (through March 17, 1997)        $2.625         $1.188

         1996
         Fourth Quarter                                 2.625          1.000
         Third Quarter                                  1.375          1.375
         Second Quarter                                 3.000          0.938
         First Quarter                                  1.563          0.938

         1995
         Fourth Quarter                                 1.875          0.6875
         Third Quarter                                  1.250          0.5000
         Second Quarter                                 1.250          0.5000
         First Quarter                                  1.250          0.5000

         The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company is required to pay dividends at the rate of 8% per annum per share with respect to the outstanding shares of Series B Convertible Preferred Stock. At the option of the Company, the dividends may be paid in cash or accrued. If accrued, the dividends shall be added to the face amount of the Series B Convertible Preferred Stock at the rate of $2.00 per share or at an adjusted price at the time of conversion. In addition, the Company's loan agreements, the Financing Agreement with Rosenthal and Rosenthal, Inc. and the terms of the Company's outstanding Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock prohibit the payment of dividends on the shares of Common Stock. See Notes 6 and 8 of Notes to Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company incurred a net loss of approximately $995,000 in the year ended December 31, 1996 compared to a net income of approximately $192,000 in the year ended December 31, 1995. The net loss was mainly the result of costs incurred to implement its National Sales Program, providing additional reserves for bad debt losses and costs incurred related to above normal historical levels of legal expenses from its new legal counsel and additional one time termination expenses incurred as result of the elimination of an Officer's position. Also, the Company added a full-time Chief Executive Officer to direct the nationalization and other growth programs. The former Chief Executive Officer and Chairman of the Board of Directors now functions solely as Chairman providing consulting services at 50% of his former salary.

         The Company in 1996 made a significant investment in a national sales program including sales personnel to introduce its service to other sections of the country. This investment made up approximately $255,000 of the increase in selling, general and administrative expense. The Company expects to enter into a joint venture agreement with a yet to be formed subsidiary of Teleflex which will pursue the national program. The Company will transfer its prospects in several cities to the joint venture as well as its know how and proprietary hospital tracking software in consideration for 37 1/2% interest in the joint venture.

         For the fiscal year ended December 31, 1996, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 55.1%, 11.0% and 33.9%, respectively, of the Company's revenues, as compared with 53.7%, 15.3% and 31.0%, respectively, for the fiscal year ended December 31, 1995. The Company's Board of Directors has determined that it is in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. Accordingly, it has contracted to sell its Accelerator system to Shamrock and has executed a Letter of Intent to enter into a joint marketing agreement with E-BEAM. Under the Agreement with Shamrock the Company would receive approximately $1,250,000 for the Accelerator and related equipment with a Closing Date of no later than April 30, 1998 at which time title to the beam would be transferred to Shamrock. Shamrock has posted a $500,000 standby letter of credit in escrow. The removal of the Accelerator would be commenced and diligently completed after the Closing. See" Write Down of Assets".

         In January, 1997, approximately 45% of the voting shares of the Company's stock was acquired by TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., a diversified publicly held Company. TFX Equities, Inc., purchased the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (the "Preferred Stock") from the previous owners of such stock. In connection with this transaction and after the resignation of three of the incumbent Directors, three nominees of TFX Equities, Inc., were elected to the Company's Board of Directors.

         Price increases are governed by contract terms for sterilization services to healthcare providers. These contracts have recognizable escalation factors. The prices for sterilization of disposable medical products and the processing of industrial products are determined by competition and market conditions. Price increases normally will be reflected in increased revenues and profits and price decreases normally will result in decreased revenues and profits.

         In July 1996, the Company extended the term of its working capital line of credit (which was due to expire in January 1997), to January 1998. All other terms of the agreement were left the same. See Note 6 of Notes to Financial Statements.

         In January, 1997, the Company entered into a loan agreement with TFX Equities Inc. The principal amount of the loan is $500,000 and bears interest at the rate of prime plus 1%. The note is due and payable on January 31, 1998.

         In January, 1997, the Company issued 150,000 shares of its common stock to pay $300,000 of accounts payable due to Pilling Weck.

         The March 19, 1997 Letter of Intent to enter into a joint marketing agreement with E-BEAM provides for the transfer of the Company's contract sterilization and industrial processing customers at a price of 15% of related revenues up to $350,000. Upon execution of the agreement the Company will receive a nonrefundable deposit against future royalties of $150,000.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995

         Gross profit increased approximately $67,000 or 3% from approximately $2,349,000 in the year ended December 31, 1995 to approximately $2,416,000 in the year ended December 31, 1996. Gross profit as a percentage of revenues increased approximately 1.3% from 26.7% in the year ended December 31, 1995 to 28% in the year ended December 31, 1996. The increase in the Company's gross profit was attributable to improved production efficiencies in the Company's plant. The major components of these efficiencies were a reduction in labor as a percentage of revenues and a reduction in supplies used in production.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by approximately $654,000 from approximately $1,788,000 in the year ended December 31, 1995 to approximately $2,442,000 in the year ended December 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased from 20% in the year ended December 31, 1995 to 28% in the year ended December 31, 1996. The major portion of the increase was the result of the Company making a significant investment in its national sales and marketing areas. The Company strengthened these areas as it prepared to expand from a Regional Company to a National Company. In addition the Company had above normal historical levels of legal expenses from its new legal counsel and additional one time termination expenses incurred as result of the elimination of an Officer's position. Also, the Company added a full-time Chief Executive Officer to direct the nationalization and other growth programs. The former Chief Executive Officer and Chairman of the Board of Directors now functions solely as Chairman providing consulting services at 50% of his former salary.

BAD DEBT EXPENSE

         Bad debt expense increased by $526,000 from $34,000 in 1995 to $560,000 in 1996. This increase is due to additional write-offs and adjustments of $307,000 in 1996 and an increase in the allowance for doubtful accounts of $219,000. The increase in write-offs and adjustments is due to the write-off of a receivable from a customer in bankruptcy and the settlement of amounts in dispute. The increase in the allowance for doubtful accounts relates to receivables from certain hospitals whose financial condition has deteriorated.

WRITE DOWN OF ASSETS

         In March 1997, the Company entered into a sales agreement to sell its electron beam Accelerator to Shamrock Technologies, Inc. The title to the Accelerator will pass to the purchaser no later than April 30, 1998, which is after the end of the current Toll Processing Agreement. The sales price of the Accelerator was approximately $1,250,000. The Company has charged $103,000 to its operations to reflect the reduction of the value of the related assets being sold.

INTEREST EXPENSE

         Interest expense remained approximately the same for the year ended December 31, 1995 compared to the year ended December 31, 1996.

NET LOSS

         The Company incurred a net loss of approximately $995,000 in the year ended December 31, 1996 compared to a net income of approximately $192,000 in the year ended December 31, 1995. The net loss was mainly the result of costs incurred to implement its National Sales Program, providing additional reserves for bad debt losses and costs incurred related to above normal historical levels of legal expenses from its new legal counsel and additional one time termination expenses incurred as result of the elimination of an Officer's position. Also, the Company added a full-time Chief Executive Officer to direct the nationalization and other growth programs. The former Chief Executive Officer and Chairman of the Board of Directors now functions solely as Chairman providing consulting services at 50% of his former salary.

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS

         Net loss per share of common stock for the year ended December 31, 1996 was ($.37) compared to net income per share of $.02 for the year ended December 31, 1995. The net loss was primarily due to the net loss described above partially offset by a decrease in the weighted average number of common shares outstanding, due to the exclusion of common stock equivalents in 1996.

1995 COMPARED WITH 1994

REVENUES

         Revenues for the year ended December 31, 1995 increased approximately 7% to approximately $8,772,000 from approximately $8,220,000 for the year ended December 31, 1994. The increase in revenues was attributable to an approximate $685,000 or 8% increase in total revenues related to the Company's sterilization services to healthcare providers business and an approximate $77,000 or 1%
increase in total revenues related to the Company's contract sterilization business, partially offset by an approximate $207,000 or 2% decrease in total revenues related to the Company's radiation processing of industrial products business. The increase in total revenues related to the Company's sterilization services to healthcare providers was attributable to market penetration of new customers and expanded services to the Company's existing customer base. The Company's sales strategy is to grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its service into the general operating room of the hospital after a period of successful product performance in the original labor and delivery area. MSI also intends to expand its portfolio of reprocessing services to include new service offerings such as endoscopy procedure specific Instrument Sets. The decrease in radiation revenues was primarily attributable to discounted prices given to its largest customer. These price concessions, which are basically volume discounts, were given to ensure a steady flow of production through its facility which provides for a more consistent absorption of the Company's overhead.

GROSS PROFIT

         Gross profit increased approximately $374,000 or 19% from approximately $1,972,000 in the year ended December 31, 1994 to approximately $2,346,000 in the year ended December 31, 1995. Gross profit as a percentage of revenues increased 2.8% from 23.9% in the year ended December 31, 1994 to 26.7% in the year ended December 31, 1995. The increase in the Company's gross profit was attributable to improved production efficiencies in the Company's plant. The major components of these efficiencies were a reduction in labor as a percentage of revenues, and a reduction of utilities as the Company made arrangements to purchase the major portion of its electricity from New York State Power Authority at reduced rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (including bad debt expense) increased by approximately $116,000 from approximately $1,706,000 in the year ended December 31, 1994 to approximately $1,822,000 in the year ended December 31, 1995. As a percentage of revenues, selling, general and administrative expenses increased from 20.7% in the year ended December 31, 1994 to 20.8% in the year ended December 31, 1995. The major portion of the increase resulted from the recruiting and eventual hiring of a new president of the Company and the expenses related thereto, which was a non-recurring expense. In most other areas of selling, general and administrative expenses, the Company experienced virtually no increases.

INTEREST EXPENSE

         Interest expense increased from approximately $221,000 or 2.7% of revenues for the year ended December 31, 1994 to approximately $335,000 or 3.8% of revenues for the year ended December 31, 1995. This increase of $114,000 or 52% was the result of increased borrowing to support the Company's growth and an increase in the Company's interest rate.

NET INCOME

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

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

LIQUIDITY AND CAPITAL RESOURCES

         Current assets have decreased approximately $194,000 to approximately $2,643,000 at December 31, 1996 from approximately $2,837,000 at December 31, 1995. The decrease was primarily attributable to an approximate $48,000 decrease in net accounts receivable, a $100,000 decrease in cash and an approximate $35,000 decrease in prepaid expenses.

         The Company had working capital of approximately $293,000 at December 31, 1996, compared to working capital of approximately $1,607,000 at December 31, 1995. The Company's current ratio at December 31, 1996, was 1.12 to 1 compared to a current ratio of 2.31 to 1 at December 31, 1995. The decrease in the Company's working capital and current ratio at December 31, 1996 compared to December 31, 1995 was primarily the result of the Company's loss for the year and purchase of instruments which required working capital but which are classified for financial statement purposes as fixed assets. Therefore, the Company's working capital is reduced as it purchases instruments for its long term contracts. In April of 1996, the Company extended its line of credit (which was to expire in January of 1997) to January 31, 1998.

         The Company currently plans to expand its business by increasing its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit and the $500,000 loan in January 1997 from TFX Equities, Inc., will be sufficient to meet working capital requirements during 1997. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

         In January, 1997, the Company entered into a loan agreement with TFX Equities, Inc. The principal amount of the loan is $500,000 and bears interest at the rate of prime plus 1%. The note is due and payable on January 31, 1998.

         In January, 1997, the Company issued 150,000 shares of its Common Stock to TFX Equities, Inc. to pay $300,000 of accounts payable due to Pilling Weck.

         In January, 1997, approximately 45% of the voting shares of the Company's stock was acquired by TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., a diversified publicly held company. TFX Equities, Inc., purchased the Preferred Stock from the previous owners of such stock. In connection with this transaction, the nominees of TFX Equities, Inc., were elected to the Company's  Board of Directors after the resignation of three
(3) incumbent Directors. The acquisition of Common Stock referred to above will increase TFX Equities, Inc. ownership to approximately 48% of the voting shares of the Company.

         In March 1997, the Company entered into a purchase and sale agreement with Shamrock Technologies, Inc., to sell the Company's electron beam accelerator. Under the agreement the Company would receive approximately $1,250,000 for the Accelerator and related equipment with closing of the transaction being estimated as April 1998, at which time title to the Accelerator would be transferred to Shamrock Technologies, Inc. In addition, Shamrock has posted a $500,000 standby letter of credit in escrow. Upon consummation of the sale of the electron beam accelerator to Shamrock and the remaining contract sterilization and industrial processing business to E-BEAM, the Company will be relying on revenues from its sterilization processing of Surgical Instrument Sets. Revenue generated by the Accelerator to be sold approximated $3,900,000 and $4,061,000 in 1996 and 1995, respectively. Management intends to replace these revenues with revenues from its Surgical Instrument Set business.

         The March 19,1997 Letter of Intent to enter into a joint marketing agreement with E-BEAM provides for the transfer of the Company's contract sterilization and industrial processing customers at a price of 15% of related revenues up to $350,000. Upon execution of the agreement the Company will receive a nonrefundable deposit against future royalties of $150,000.

INFLATION

         The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future. Relating to the sufficiency of funds for the Company's working capital requirements during 1997, the Company's expectation that future cash flow will continue to be provided from operations and the Company's not presently anticipating that inflation will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss or a very small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company may require additional working capital in the future and there can be no assurance that such working capital will be on acceptable terms, if at all. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company historically has relied on a relatively small number of customers, including Shamrock and Precision, for a large percentage of its total revenues. The termination of the Toll Processing Agreement on or before December 31, 1997 could have a material adverse effect on the Company's results of operations after 1997. The Company's healthcare provider customers are all located in the New York metropolitan area and Long Island, New York. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations and its license to operate its Accelerator terminates December 31, 1997 unless extended. This could have a material adverse effect on the Company's business, results of operations and financial condition after 1997.

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

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely effect revenues and profitability, including: competitive pressures on selling prices and margins; the timing and cancellation of customer orders; the lengthy sales cycle of the Company's sterilization services to healthcare organizations; the Company's ability to maintain state-of-the-art sterilization facilities and the corresponding timing and amount of capital expenditures, particularly if the Company executes its plan for expansion; and the introduction of new services by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely effect its business, operating results and stock price.

ITEM 7.  FINANCIAL STATEMENTS

         For the following financial information required by this Item, see Index on Page F-1.

         Report of Independent Accountants
         Balance Sheet as at December 31, 1996
         Statements of Operations for the years ended December 31, 1996 and 1995 Statements of Shareholders' Equity for the years ended December 31,
           1996 and 1995
         Statements of Cash Flows for the years ended December 31, 1996 and 1995 Notes to Financial Statements


ITEMS 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item is incorporated herein by reference to the information in the sections entitled "Proposal Relating to Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31,
1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal Shareholders" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1996.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (A)  EXHIBITS:

                  (3)(1) Restated Certificate of Incorporation filed May 24, 1989 - filed as Exhibit (3)(1) to Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (3)(2) Certificate of Amendment of Certificate of Incorporation filed January 4, 1990 filed as Exhibit (3)(2) to Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (3)(3) Certificate of Amendment of Certificate of Incorporation filed November 25, 1994 filed as Exhibit (3)(3) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (3)(4)    Certificate   of   Amendment   of   Certificate   of
Incorporation filed June 17, 1996.

                  (3)(5)    Certificate   of   Amendment   of   Certificate   of
Incorporation filed January 6, 1997.

                  (3)(6) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed January 10, 1997.

                  (3)(7) Amended and Restated By-Laws dated June 2, 1987 - filed as Exhibit 3.4 to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (10)(1) 1994 Stock Option Plan - filed as Exhibit (10)(a)(1) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(2) 1996 Stock Option Plan - filed as Exhibit (10)(2) to the Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (10)(3) Agreement with Mercy Hospital dated November 14, 1988. This contract is substantially similar to the other contracts entered into with hospitals. The basic differences relate to the type of medical sets provided, the term of the contract and the compensation. This Agreement was filed as Exhibit (10)(c) to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-28660) and incorporated herein by reference.

                  (10)(4) Lease dated November 20, 1995 with Barlich Realty, Inc. - filed as Exhibit (10)(4) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (10)(5)  Agreement  with  Oxford  Venture  Fund  III,  Limited
Partnership, and Oxford Venture Fund III Adjunct, Limited Partnership, dated January 30, 1989 - filed as Exhibit (10)(5) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (10)(6) Agreement with Oxford Venture Fund II, Limited Partnership, dated as of December 30, 1989 - filed as Exhibit (10)(6) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (10)(7) Agreement with Precision Micron Powders, Inc., and Robert S. Luniewski, dated July 25, 1988 as extended to December 31, 1991 - filed as Exhibit (19)(g) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(8) Letter agreement with Precision Micron Powders, Inc. extending agreement dated July 25, 1988 to December 31, 1992 - filed as Exhibit
(19)(h) to Annual Report for the year ended December 31, 1991 on Form 10-K and incorporated herein by reference.

                  (10)(9) Revised agreement with Precision Micron Powders, Inc. dated as of February 26, 1993 filed as Exhibit (19)(i) to Annual Report for the year ended December 31, 1992 on Form 10-K and incorporated herein by reference.

                  (10)(10) Settlement Agreement among Shamrock Technologies, Inc., Robert S. Luniewski and the Company dated November 1, 1994 - filed as Exhibit (19)(j) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(11) Toll Processing Agreement between Shamrock Technologies, Inc., and the Company dated November 1, 1994 - filed as Exhibit
(19)(k) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(12) Extension of Toll Processing Agreement dated October 31, 1995 - filed as Exhibit (19)(k)(1) to Amendment No. 1 for Form SB-2 and incorporated herein by reference.

                  (10)(13)  Amendment  to  Toll  Processing   Agreement  and  to
Agreement  Modifying and Extending  Toll  Processing  Agreement  dated March 17,
1997.

                  (10)(14) Purchase and Sale Agreement dated March 17, 1997 between the Company and Shamrock Technologies, Inc., dated March 17, 1997.

                  (10)(15)  Release  dated  November 29, 1994 - filed as Exhibit
(19)(1) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(16) Satisfaction of Judgment dated November 29, 1994 - filed as Exhibit (19)(m) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(17) Affidavit of Confession of Judgment dated November 29, 1994 - filed as Exhibit (19)(n) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(18) Letter dated June 3, 1996 from Gibney, Anthony & Flaherty, attorneys for Shamrock Technologies, Inc., returning the original Confession of Judgment.

                  (10)(19) Financing Agreement between the Company and Rosenthal & Rosenthal, Inc., dated October 17, 1994 - filed as Exhibit (19)(o) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(20) Extension of Financing Agreement with Rosenthal & Rosenthal, Inc., dated December 22, 1995 - filed as Exhibit (19)(o)(1) to Amendment No. 4 to Registration Statement on Form SB-2 (File No. 33-96330) and incorporated herein by reference.

                  (10)(21) Extension of Financing Agreement with Rosenthal & Rosenthal, Inc., dated April 29, 1996.

                  (10)(22) Agreement between Pilling Weck, and the Company dated January 10, 1996 - filed as Exhibit (19)(p) to Amendment No. 4 to Registration Statement on Form SB-2 (File No. 33-96330) and incorporated herein by reference.

                  (10)(23) Credit Line and Term Loan Agreements with Apple Bank for Savings dated July 20, 1990 - filed as Exhibit (25) to Amendment No. 1 Registration Statement No. 33-28660 and incorporated herein by reference.

                  (10)(24) Letter amending Credit Line and Term Loan Agreement from Apple Bank for Savings dated April 4, 1991 - filed as Exhibit (10)(19) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

                  (10)(25) Letter confirming Term Loan Agreement from Apple Bank for Savings dated March 24, 1992 - filed as Exhibit (25)(b) to Annual Report for the year ended December 31, 1991 on Form 10-K and incorporated herein by reference.

                  (10)(26) Amendment No. 1 to Credit Agreement with Apple Bank for Savings dated as of May 12, 1992 - filed as Exhibit (25)(c) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

                  (10)(27) Loan Extension Agreement dated November 29, 1994 between the Company and Apple Bank for Savings - filed as Exhibit (25)(d) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

                  (10)(28) Agreement with Dr. Kennard H. Morganstern dated February 7, 1995 - filed as Exhibit (26) to Amendment No. 1 to Form SB-2 (File No. 33-96330) and incorporated herein by reference.

                  (10)(29) Letter of Intent between the Company and E-BEAM dated March 19, 1997.

                  23.1  Consent of Coopers & Lybrand L.L.P.

                  27.1  Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended December 31, 1996.


                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March  31, 1997                    MEDICAL STERILIZATION, INC.

                                   By:/s/ D. Michael Deignan
                                      --------------------------------
                                   Name:  D. Michael Deignan
                                   Title: President and Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                                       Title(s)                         Date

/s/ D. Michael Deignan                           President, Chief Executive           March 31, 1997
--------------------------
D. Michael Deignan                               Officer and Director
                                                 (principal executive officer)

/s/ Paul V. Rossi                                Treasurer and Chief Financial        March 31, 1997
--------------------------
Paul V. Rossi                                    Officer (principal financial
                                                 and accounting officer)

/s/ Larry C. Buckelew                            Director                             March 31, 1997
--------------------------
Larry C. Buckelew

                                                 Director                             March 31, 1997
--------------------------
John R. Hoover


/s/ Kennard H. Morganstern                       Director                             March 31, 1997
--------------------------
Kennard H. Morganstern


                                                 Director                             March 31, 1997
--------------------------
John J. Sickler


                                                 Director                             March 31, 1997
--------------------------
Forrest R. Whittaker


/s/ Harold L. Zuber, Jr.                         Director                             March 31, 1997
--------------------------
Harold L. Zuber, Jr.



                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March  , 1997                     MEDICAL STERILIZATION, INC.


                                    By:
                                       ------------------------------
                                    Name:  D. Michael Deignan
                                    Title: President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                                   Title(s)                           Date
------------------                                   --------                           ----

                                                     President, Chief Executive
-------------------------
D. Michael Deignan                                   Officer and Director
                                                     (principal executive officer)

                                                     Treasurer and Chief Financial
-------------------------
Paul V. Rossi                                        Officer (principal financial and
                                                     accounting officer)

                                                     Director
-------------------------
Larry C. Buckelew

                                                     Director
-------------------------
John R. Hoover

                                                     Director
-------------------------
Kennard H. Morganstern


                                                     Director
-------------------------
John J. Sickler

                                                     Director
-------------------------
Forrest R. Whittaker

                                                     Director
-------------------------
Harold L. Zuber, Jr.


                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(d) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

         No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended December 31, 1996. A copy of the Issuer's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 and the Issuer's Proxy Statement for the 1997 Annual Meeting of Shareholders will be furnished to shareholders and filed with the Securities and Exchange Commission on or about April 26, 1997.

                           MEDICAL STERILIZATION, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Accountants                                        F-2

Balance Sheet as at December 31, 1996                                    F-3

Statements of Operations for the years ended December 31, 1996           F-4
    and 1995

Statements of Shareholders' Equity for the years ended                   F-5
    December 31, 1996 and 1995

Statements of Cash Flows for the years ended December 31, 1996           F-6
    and 1995

Notes to Financial Statements                                            F-8


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Medical Sterilization, Inc.:


We have audited the financial statements of Medical Sterilization, Inc. listed in the index on page F-1 of this Form 10K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Sterilization, Inc. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                            COOPERS & LYBRAND L.L.P.


Melville, New York
March 28, 1997.



                           MEDICAL STERILIZATION, INC.

                                  BALANCE SHEET

                                December 31, 1996
                                -----------------

      ASSETS:

Current assets
    Cash                                                                                     $75,703
    Trade accounts receivable (net of allowance for
        doubtful accounts of $253,481)                                                     2,409,055
    Inventory                                                                                121,075
    Prepaid expenses                                                                          37,380
         Total current assets                                                              2,643,213
Fixed assets, at cost, net of accumulated depreciation and amortization                    4,950,139
Other assets                                                                                 160,419
         Total assets                                                                     $7,753,771

         LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses                                                  1,899,550
    Current maturities of long-term debt                                                     283,045
    Obligation under capital leases                                                          168,160
                                                                                         ------------
         Total current liabilities                                                         2,350,755
Long-term debt less current maturites                                                      2,082,920
Obligation under capital leases                                                              706,376
         Total liabilities                                                                 5,140,051

Commitments and contingencies (notes 12 and 13)

Preferred stock:
    Convertible redeemable cumulative preferred stock, par value $.01 per share:
    Series B-authorized 1,000,000 shares, issued and outstanding 687,500 shares            1,667,952

Shareholders' equity:
    Convertible preferred stock, par value $.01 per share: Series C - authorized
      2,000,000 shares, issued and outstanding 1,945,625 shares                            1,945,625

    Common stock, par value $.01 per share; authorized 10,000,000 shares, issued
      and outstanding 3,020,496 shares                                                        30,204
    Additional paid-in capital                                                             7,544,036
    Accumulated deficit                                                                   (8,574,097)
                                                                                          ----------
         Total shareholders' equity                                                          945,768
                                                                                          ----------
         Total liabilities and shareholders' equity                                       $7,753,771
                                                                                          ==========
                        See notes to financial statements



                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF OPERATIONS

                                                   Years ended December 31,
                                                 1996                 1995
Income:

         Revenue                               $ 8,626,482         $  8,772,430

         Interest                                        0                2,673
                                               -----------         ------------

                                                 8,626,482            8,775,103
                                               -----------         ------------
Costs and expenses:

         Operating                               6,210,270            6,426,319


         Selling, general and
         administrative                          2,441,665            1,788,012

         Bad debt expense                          559,929               34,000

         Write down of assets                      102,709                    0

         Interest                                  307,351              335,199
                                               -----------         ------------

                                                 9,621,924            8,583,530
                                               -----------         ------------

(Loss) income before income taxes                 (995,442)             191,573

Income taxes                                             0                    0
                                               -----------         ------------

Net (loss) income                                 (995,442)             191,573

Preferred stock dividends                         (123,552)            (114,400)
                                               -----------         ------------

Net (loss) income applicable to
common shareholders                            $(1,118,994)         $    77,173
                                               ===========         ============

Net (loss) income per share of
    common stock                               $     (0.37)         $      0.02
                                               ===========         ============

Weighted average number of
    shares of common stock
    outstanding                                  2,991,893            5,099,415
                                               ===========         ============



                        See notes to financial statements


                           MEDICAL STERILIZATION, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 for the years ended December 31, 1996 and 1995


                                                                                       Additional
                                          Common stock           Preferred stock        paid-in       Accumulated
                                       Shares      Amount      Shares       Amount      capital         deficit         Total
                                      --------    --------    --------     --------    ----------     -----------      --------
Balance,
    December 31, 1994                2,980,496    $29,804    1,945,625    $1,945,625   $7,834,678     ($7,770,228)    $2,039,879
    Accrual of preferred stock
        dividends                                                           (114,400)                                  ( 114,400)
    Costs incurred with stock
        registration                                                         (32,134)                                    (32,134)
    Net income for year                                                                                   191,573        191,573
                                     ---------   ---------   ---------    -----------  ----------      -----------    -----------
Balance,
December 31, 1995                    2,980,496     $29,804   1,945,625    $1,945,625   $7,688,144     ($7,578,655)    $2,084,918
  Accrual of preferred stock
    dividends                                                                            (123,552)                      (123,552)
    Conversion of options               40,000         400                                  3,600                          4,000
    Costs incurred with stock
      registration                                                                        (24,156)                       (24,156)
    Net loss for year                                                                                    (995,442)      (995,442)
                                     ---------   ---------   ---------    -----------  ----------      -----------    -----------
Balance,
  December 31, 1996                  3,020,496     $30,204   1,945,625    $1 ,945,625  $7,544,036     ($8,574,097)     $ 945,768
                                   ===========     =======   =========    ===========  ==========     ============     ==========






                        See notes to financial statements


                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF CASH FLOWS


                                                       Years ended December 31,
                                                      -------------------------
                                                       1996               1995
                                                       ----               ----

Cash flows from operating activities:

    Net Income                                    $   (995,442)     $   191,573

     Adjustments to reconcile net
      income to net cash
      provided by
      operating activities:
        Depreciation and
          amortization                                 642,123          647,762
        Provision for bad debt                         559,929           34,000
        Write down of assets                           102,709                0
        Changes in assets and
          liabilities:
            (Increase) in receivables                 (614,986)         (84,644)
            Decrease (increase) in inventory            11,589          (61,007)
            Decrease in prepaid expenses                34,376           36,018
            Decrease in other assets                    34,910          133,353
            Increase in accounts payable
              and accrued expenses                     906,129            7,270

    Net cash provided by
      operating activities                             681,337          904,325
                                                 -------------      -----------

Cash flows from investing activities:

    Capital expenditures                              (849,547)        (682,976)
                                                --------------      -----------
    Net cash used in
        investing activities                          (849,547)        (682,976)
                                                --------------      -----------




                        See notes to financial statements


                           MEDICAL STERILIZATION, INC.

                             STATEMENTS OF CASH FLOW


                                                        Years ended December 31,
                                                        ------------------------
                                                          1996            1995
                                                        -------          ------
(Continued)

Cash flows from financing activities:
  Net proceeds from revolving
    line of credit                                      333,978         503,877
  Repayment of long-term debt                          (171,121)       (285,838)
  Proceeds from issuance of debt                         50,000        (225,000)
  Principal payments under capital lease obligations   (124,178)        (53,376)
  Proceeds from stock options exercised                   4,000               0
  Costs incurred in connection with
    stock registration                                  (24,156)        (32,134)
                                                       ---------       ---------

        Net cash provided by (used in)
          financing activities                           68,523         (92,471)
                                                       ---------      ----------

Net (decrease) increase in cash                         (99,687)        128,878

Cash at beginning of year                               175,390          46,512
                                                       ---------      ----------

Cash at end of year                                  $   75,703      $  175,390
                                                     ==========      ===========

Supplemental disclosures:

  Interest payments during the years ended December 31, 1996 were $303,000 and $335,000 respectively

  Taxes paid during the years ended  December  31, 1996 and 1995 were  $11,774 and $6,498, respectively.

During 1996 and 1995, the Company accrued dividends of $123,552 and $114,400 respectively on Series B Preferred Stock, in accordance with the Series B Preferred Stock agreement.

During 1996 the Company recorded capital lease obligations of $969,693.


                        See notes to financial statements



                           MEDICAL STERILIZATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       Formation and Business:

         Medical Sterilization, Inc. (the "Company") was incorporated in New York State on May 27, 1982. The Company completed construction of its expanded facility in 1985 and initiated off-site sterilization services to health care providers and to manufacturers of disposable medical products, principally in the New York metropolitan area. The Company also provides contract sterilization services to other customers. In addition, the Company uses its radiation facility at Syosset to irradiate polytetraflouoroethylene ("PTFE"), which can then be ground into very small particles for use primarily as an additive to printing inks and as a lubricant. The Company leases its facility in which it has installed steam and radiation sterilization equipment.

         For the fiscal year ended December 31, 1996, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 55.1%, 11.0% and 33.9%, respectively, of the Company's revenues, as compared with 53.7%, 15.3% and 31.0%, respectively, for the fiscal year ended December 31, 1995.

         One customer accounted for approximately 33% and 30% of total revenue for 1996 and 1995, respectively. One customer accounted for 40% of revenue from contract sterilization services in 1995. One customer accounted for all of the revenue from PTFE processing service in 1996 and 1995 (See Note 13).

2.       Summary of Significant Accounting Policies:

         Inventory:

         Inventory is stated at the lower of first-in, first-out cost or market.

         Fixed Assets:

         Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets (ranging from 5 to 15 years) and, for leasehold improvements, over the shorter of the useful life of the improvement or the term of the lease. Shrinkage-loss of surgical instruments and containers is provided based upon incurred losses.

         Maintenance and repairs are charged to income in the year incurred. Expenditures which significantly improve or extend the life of the assets are capitalized.

         Upon disposal, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income.

         Accounting for Long-Lived Assets:

         On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

         Accounting for Stock-Based Compensation:

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS") No. 123, in 1996. As permitted by SFAS No. 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied beginning 1995.

         Earnings Per Share Calculation:

         In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share"
("SFAS No. 128"), which establishes standards for computing and presenting Earnings per share (EPS). SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

         Revenue Recognition:

         The Company records revenue for hospital services monthly, in accordance with contractual terms. Revenues for other sterilization and radiation services are recorded upon the completion of processing and/or shipment.

         Concentration of Credit Risk:

         Trade receivables arise from long-term and short-term contracts with healthcare providers in its area of operations. The Company provides instrument sterilization services pursuant to contracts with 53 hospitals and ambulatory surgi-centers. In addition, the Company sterilizes disposable medical products for 48 disposable medical products manufacturers. Receivables also arise from the processing of polytetrafluoroethylene ("PTFE"), also know as ("Teflon.") This process is solely performed for Shamrock Technologies, Inc. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. Credit risk is affected by conditions of occurrences within the economy and the healthcare industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

         At December 31, 1996, four customers represented 44% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

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

         Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimate related to the realizability of Accounts Receivable. Actual results could differ from those estimates. In the fourth quarter of 1996, the Company increased the allowance for doubtful accounts by $219,000 and recorded additional write-offs of $307,000.

         Net Income (Loss) Per Share of Common Stock:

         Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period adjusted for dividends on preferred stock. Common stock equivalents have been excluded in 1996 from the computation of net loss per share of common stock since the result would be anti-dilutive. Common stock equivalents of 2,118,919 resulting from Series C Convertible Preferred Stock and the effects of options and warrants have been included in the calculation of weighted average shares outstanding in 1995.

         Reclassification:

         Certain items in the 1995 financial statement have been reclassified to conform to the 1996 presentation.


3.       Fixed Assets:

         At December 31, 1996, fixed assets consists of:

         Machinery and equipment                                    $ 4,708,639
         Leasehold improvements                                       1,921,044
         Surgical instruments                                         4,908,690
         Containers                                                     912,176
         Furniture and fixtures                                         252,220
                                                                    -----------
                                                                     12,702,769
         Less, accumulated depreciation and amortization              7,752,630
                                                                    -----------
                                                                    $ 4,950,139
                                                                    ===========


         Included in fixed assets at December 31, 1996 are assets recorded under capital leases comprised of:

         Machinery and equipment                                     $  821,635
         Containers                                                      72,245
         Surgical instruments                                           529,089
         Leasehold improvements                                           7,640
                                                                     ----------
                                                                      1,410,609
         Less, accumulated amortization                                 430,560
                                                                     $  980,049
         See Note 7.

         Repairs and maintenance charged to operations for the years ended December 31, 1996 and 1995 was approximately $91,000 and $180,000, respectively.

4.       Employee Benefit Plans:

         The Company adopted a 401(k) defined contribution plan commencing with the 1995 fiscal year which allows participants to make contributions based on a percentage of their earnings. The Company's contribution for the fiscal years ended December 31, 1996 and 1995 was approximately $34,000 and $22,000 respectively.

5.       Income Taxes:

         Reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                            1996           1995
                                                           -------        ------
         Expected federal statutory tax rate                (34%)           34%
         State and local taxes, net                         ( 6%)            6%
         Limitation (utilization) of net operating losses    40%           (40%)
                                                           -------        ------
         Effective tax rate                                   0%             0%
                                                           =======        ======


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 are as follows:

         Deferred tax liability:
                  Fixed Assets                                  ($1,055,886)
                           Total deferred tax liability         ( 1,055,886)

         Deferred tax assets:
                  Net operating loss carryforwards                4,230,887
                  Other                                             129,892
                                                                 ----------
                           Total deferred tax assets              4,360,779

         Less valuation allowance                                (3,304,893)
                                                                 ----------
                           Net deferred tax assets            $           0
                                                             ===============


         The Company has established a valuation allowance equal to the net deferred tax asset amount as it is more likely than not that the deferred tax asset will not be realized. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $362,589 related primarily to current year net operating loss carryforwards.

         During 1995, the Company utilized approximately $320,000 of net operating loss carry forwards for income tax purposes. Such utilization served to eliminate the Company's current tax liability.

         At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $10,577,000, which expire in varying amounts from 1998 through 2012.

6.       Long-Term Debt:

         At December 31, 1996, long-term debt consists of:

         Notepayable to officer and shareholder,  payable in annual installments of $50,000 with interest  payable  monthly at the prime rate (8.25%
             at December 31, 1996) plus 1% (a)                                    $ 166,378

         Note payable to director and shareholder, on demand,
             interest payable monthly at the rate of 2% per annum
             over the prime rate (a)                                                 33,334

         Note payable to bank, payable in monthly installments of
             $12,500, with final payment due October 1998 with interest
             at the rate of 2 1/2% per annum over the prime rate (b)                615,008

         Notepayable  to  commercial  lender,  due  January  1998 with  interest payable monthly at the rate of 3 1/2% per annum over
             the prime rate (c)                                                   1,501,245

         Note payable to officer, due on demand, at the rate of 2% per
             annum over the prime rate.                                              50,000
                                                                                 ----------

                                                                                  2,365,965

                  Less, current maturities (including $133,045 due
                      to related parties)                                           283,045
                                                                                 ----------

                  Long-term debt (including $116,667 due to
                      related parties)                                           $2,082,920
                                                                                 ==========


         (a) During 1991, the Board of Directors approved a resolution to repay the debt to the President and the Director at a rate not to exceed 10% of the profits in any quarter and to be limited further by the Company's cash availability. The loans are subordinate to the bank borrowing.

         (b) In November of 1994, the Company renegotiated the term of its bank borrowing facilities. The existing bank loan of $1,514,000 was replaced with a new loan agreement. In connection with this new loan, the Company made a $600,000 payment against the existing principal balance. The remaining principal balance of $914,000 was converted to a four (4) year term loan which bears interest at a rate of prime plus 2 1/2%. The principal is amortized on a monthly basis at the rate of $12,500 per month with a balloon payment of $326,836 due in October, 1998. In addition, the bank exchanged its first lien on the Company's assets for a second lien position. The Company also extended the term of the warrants being held by the bank for an additional three (3) years and reduced the exercise price to $2.00 per share. (See Note 9).

         (c) In November of 1994, simultaneously with the restructuring of its bank loan agreement described above, the Company entered into a line of credit arrangement with a lending institution. The agreement provides for a revolving collateralized line of credit up to $2,000,000. The line of credit is collateralized by substantially all assets of the Company. The Company can borrow up to 70% of its eligible accounts receivable. The interest rate on the facility is prime plus 3 1/2%. The expiration date has been extended to January 1998.

         Average monthly borrowings under the revolving line of credit described above for the year ended December 31, 1996 amounted to $1,558,400 and the related weighted average interest rate was 11.9%. Maximum borrowings at any month end were $1,810,225 in 1996.

         The approximate aggregate principal payment requirements for long-term debt are as follows: 1997 - $283,045; 1998 - $2,016,542; 1999 - $50,000; 2000 -
$16,378, and thereafter - $0.

         Fair value of long-term debt approximates recorded amounts as similar borrowings have been offered to the Company at comparable rates and maturities.

7.       Capital Leases:

         Future minimum payments as of December 31, 1996 under capital leases for fixed assets are as follows:

         1997                                                  $  283,985
         1998                                                     264,207
         1999                                                     237,189
         2000                                                     218,967
         2001                                                      86,011
                                                               ----------

         Total minimum lease payments                          $1,090,359

         Less, amount representing interest                       215,823
                                                               ----------
         Present value of minimum lease payments, including
             $168,160 currently payable at December 31, 1996.  $  874,536
                                                               ==========



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

         In the event prior to October 31, 1999, the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $6.00 per share and maintains such price for at least 90 days, the Series B Convertible Preferred Stock will be automatically converted into Common Stock.

         The Series C Convertible Preferred Stock is automatically convertible at $1.00 per share into 1,945,625 shares of Common Stock on December 30, 2004, or earlier at the option of the holder. There are no dividends payable nor accrued on the Series C Convertible Preferred Stock.

         In the event prior to October 31, 1999, the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $3.00 per share and maintains such price for at least 90 days, the Series C Convertible Preferred Stock will be automatically converted into Common Stock.

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

         In March 1994, the Company issued warrants to purchase 25,000 shares of stock at $2.00 per share to a new board member. Such warrants become exercisable as follows: 25% in 1995, 50% in 1996 and 25% in 1997. The warrants expire in 2000.

         In connection with the financing described in Note 6(b), the Company extended the term of a warrant to purchase an aggregate of 100,000 shares of common stock for three (3) years (to expire in 1998) and reduced the exercise price to $2.00 per share.

         In November 1994, the Company issued to a financial institution warrants to purchase 50,000 shares of its common stock at $2.00 per share, expiring in 1999.

         In December 1994, in connection with the conversion of 50,000 shares of Class A convertible stock into debt, the Company issued warrants to purchase 10,000 shares at $2.00 per share, which warrants expire in January 1997.

         In January 1996, the Company issued warrants to purchase 25,000 shares of stock at $2.00 per share to a new board member. Such warrants become exercisable as follows: 25% in 1996, 25% in 1997, 25% in 1998 and 25% in 1999.
The warrants expire in 2001.

         At December 31, 1996, the Company had outstanding warrants to purchase 367,500 shares of common stock at a price of $2.00 per share with the expiration dates through January 2001.


10.      Stock Option Plan:

         On September 29, 1994, the Board of Directors approved the 1994 Stock Option Plan (the "1994 Plan") and authorized the issuance to up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non-Statutory Stock Options which may be granted pursuant to the Plan. The Plan was approved by the shareholders at a meeting held on July 20, 1995. In 1996, the Board of Directors authorized another 500,000 shares of Common Stock to be issued under the 1996 Plan which was approved by shareholders on May 25, 1996.

         Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's common stock on the date granted (110% in the case of 10% shareholders). At December 31, 1996, Incentive Stock Options for an aggregate of 418,420 shares of common stock at exercise prices ranging from $.74 to $1.06 were outstanding.

         Non-Qualified Stock Options may be granted under the Plan or otherwise to officers, consultants, and key employees. The exercise price is not limited and may be below the fair market value of the Company's common stock on the date of grant. At December 31, 1996, Non-Qualified Options for an aggregate of 662,500 shares of common stock at exercise prices ranging from $.74 to $9.00, were outstanding.

         A summary of activity under the stock option plans follows:

                                                              1996        1995
                                                          ----------   ---------

Shares under option, beginning of year                      894,750     612,250
Options cancelled                                            (1,000)     (2,500)
Options granted:  Stock options, at exercise prices
    ranging from $ .74 to $1.19                             227,170     285,000
Options exercised at excise price of $.10 per share         (40,000)
                                                          ----------   ---------
Shares under option, end of the year ranging from
    $.74 to $9.00 per share                               1,080,920     894,750
                                                          ==========   =========
Unoptioned shares available for future grants               379,080     105,250
                                                          ==========   =========

         At December 31, 1996, options under the 1996 Plan and previous plan were exercisable for 953,043 shares. In connection with the aforementioned plan, 1,500,000 shares of the Company's common stock have been reserved for future issuance.

         As discussed in Note 1, the Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1996 and 1995:


                                                        1996              1995

Net (loss) income attributable to common
    shareholders as reported                         (1,118,994)         77,173
                                                     ===========       =========
Pro forma (loss)                                     (1,216,201)        (76,227)
                                                     ===========       =========
(Loss) earnings per share as reported                      (.37)            .02
                                                     ===========       =========
Pro forma (loss) per share                                 (.41)           (.03)
                                                     ===========       =========

         The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively; no dividend yield; expected volatility of 90%; risk-free interest rate (ranging from 5.07% - 6.57%); and expected lives ranging from approximately
1.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

         A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below.

                                                 December 31, 1996                   December 31, 1995
                                            ----------------------------------------------------------
                                                               Weighted                            Weighted
                                                                Average                            Average
                                                               Exercise                            Exercise
                                            Shares              Price           Shares             Price

Outstanding at beginning of year           894,750               .76            612,250            .77
    Granted                                227,170              1.03            285,000            .83
    Exercised                              (40,000)              .10             (2,500)          9.00
    Canceled                                (1,000)              .74
                                        -----------                           ----------
Outstanding at end of year               1,080,920               .84            894,750            .76
                                        ===========                           ==========
Options exercisable at year end            953,043                              701,000
                                        ===========                           ==========
Weighted average fair value of
    options granted during the year     $      .73                            $     .54
                                        ===========                           ==========


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996 (shares in thousands):


                                    Weighted
                                     Average        Weighted                       Weighted
Range of                            Remaining        Average                       Average
Exercise            Shares         Contractual      Exercise      Shares         Exercisable
 Prices           Outstanding         Life            Price       Exercisable       Price
$.74 to $.75        841,250              8          $   .74        816,250       $     .74
$1.06               137,170              4             1.06         34,293            1.06
$1.19 to $1.25      100,000             10             1.22        100,000            1.22
$9.00                 2,500              2             9.00          2,500            9.00
                    ---------      -----------     ---------      ----------    -------------
$ .74 to $9.00      1,080,920            8          $   .84        953,043      $      .82



11.      Related Party Transactions:

         As of December 31, 1996 and 1995, members of the law firm previously serving as general counsel for the Company owned 48,057 shares of common stock. Fees for legal services rendered by the law firm approximated $20,500 and $80,000 for the years ended December 31, 1996 and 1995, respectively.

         See Notes 6 and 9 for other related party transactions.

12.      Commitments and Contingencies:

         The Company leases its operating facility and certain equipment under operating leases. The lease for the facility in Syosset, New York, was renewed in November 1995, with the following terms: (a) term of the lease is five (5) years until March 2001, (b) annual rental to be $456,000 for the first three (3) years and $504,000 for the remaining two (2) years.


         The equipment leases have terms up to five (5) years.

         Minimum annual rental commitments for non-cancelable operating leases at December 31, 1996, are as follows:

                   Year ending
                   December 31,                     Amount
                  -------------               --------------
                       1997                      $  646,000
                       1998                         606,000
                       1999                         593,000
                       2000                         519,000
                       2001                          87,000
                                               ------------
                                                 $2,451,000
                                               ============


         The accompanying financial statements reflect rent expense on a straight line basis over the terms of the leases as required by generally accepted accounting principles. Rent expense was approximately $705,000 and $684,000 and for the years ended December 31, 1996 and 1995, respectively.

         The Company purchases from surgical instrument manufacturers the surgical instruments included in Instrument Sets that are utilized in providing the Company's services. Pursuant to a sales and marketing agreement entered into with Pilling Weck, a national surgical instrument manufacturer and a division of Teleflex, Inc., the Company has agreed to purchase the majority of its surgical instrument requirements from Pilling Weck, and Pilling Weck has agreed to supply surgical instruments to the Company, as well as to be the exclusive sales and marketing agent for MSI in the United States.


13.      Litigation:

         (a) In November 1994, the Company reached an agreement with the plaintiff, Shamrock Technologies Inc. ("Shamrock"), in which the judgment that had been awarded in the approximate amount of $3,500,000, including interest, was satisfied. The Company had given to Shamrock, as security, a confession of judgment in the amount of $1,250,000. In June 1996, the Company received from Shamrock the release of the Confession of Judgment.

         As part of the settlement, Shamrock agreed to purchase $3.3 million of tolling or processing services for 18 months beginning November 1994, at prices which provide a gross margin to the Company on such services. At the end of the tolling agreement, the Company must refrain from participating in the PTFE processing business.

         In November 1995, the Company and Shamrock entered into an agreement modifying and extending the Toll Processing Agreement. The agreement was extended through June 30, 1997 with Shamrock having the right to extend it further to December 31, 1997.

14.      Subsequent Events:

         In January 1997, approximately 45% of the voting shares of the Company's stock was acquired by TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., a diversified publicly held company. TFX Equities, Inc., purchased the Series B and Series C Convertible Preferred Stock from the previous owners of such stock. In connection with this transaction, TFX
Equities, Inc., received three (3) seats out of the seven (7) seats on the Company's Board of Directors.

         In January 1997, the Company entered into a loan agreement with TFX Equities, Inc. The principal amount of the loan is $500,000 and bears interest at the rate of prime plus 1%. The note is due and payable on January 31, 1998.

         In February 1997, the Company issued an additional 150,000 shares of its common stock to TFX Equities, Inc., for $2.00 per share. The shares were used to reduce accounts payable owed to another subsidiary of Teleflex, Inc., incurred for instrument purchases.

         In March 1997, the Company entered into a purchase and sale agreement with Shamrock Technologies, Inc., to sell the Company's electron beam accelerator. Under the agreement the Company, would receive approximately $1,250,000 for the beam and related equipment with closing of the sale of the beam being estimated as April 30, 1998, at which time title to the beam would transfer to Shamrock Technologies, Inc. In addition, Shamrock has posted a $500,000 standby letter of credit in escrow.

         In conjunction with this sale, the Company has expensed approximately $103,000 in 1996 as a reduction of the recorded amount of the assets to be sold to Shamrock Technologies, Inc.

         The March 19, 1997 Letter of Intent to enter into a joint marketing agreement with E-BEAM provides for the transfer of the Company's contract sterilization and industrial processing customers at a price of 15% of related revenues up to $350,000. Upon execution of the agreement the Company will receive a nonrefundable deposit against future royalties of $150,000.

         Upon consummation of the sale of the electron beam accelerator to Shamrock and the remaining contract sterilization and industrial processing business to E-BEAM, the Company will be relying on revenues from its sterilization processing of Surgical Instrument Sets. Revenue generated by the Accelerator to be sold approximated $3,900,000 and $4,061,000 in 1996 and 1995, respectively. Management intends to replace these revenues with revenues from its Surgical Instrument Set business.


                                                     Registration No. 2-85008-NY

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                              -------------------

                                    EXHIBITS

                                   Filed With

                                  FORM 10-KSB

                                     Under

                           THE SECURITIES ACT OF 1934

                              -------------------

                          MEDICAL STERILIZATION, INC.


================================================================================