Form 10QSB
period 1997-03-31
MEDICAL STERILIZATION INC
filed 1997-05-15
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For quarter ended    MARCH 31, 1997
                           -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                        --------------   --------------

Commission file number    2-85008-NY
                        --------------

                           MEDICAL STERILIZATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer specified in its character)

          NEW YORK                                        11-2621408
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK                      11791
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (516) 496-8822
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  __X__        No  ____

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1997.
                                                         3,170,496  shares
                                                       -------------

Transitional Small Business Disclosure Format (Check One)  Yes        No    X









                           MEDICAL STERILIZATION, INC.


                                      INDEX
                                      -----


                                                                                                   Page No.
                                                                                                   -------

Part  I.          Financial Information

                  Balance Sheet as of March 31, 1997 (unaudited). . . . . . . . . . . . . . .       3 - 4

                  Statements of Operations for the three months
                  ended March 31, 1997 and March 31, 1996
                  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

                  Statements  of Cash Flows for the three months ended March 31,
                  1997 and March 31, 1996
                  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .       8 - 9

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . . . . . . . .       9 - 10

Part  II.         Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

                  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11



                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                  -------------
                                                              March 31, 1997
                                                               (unaudited)
         ASSETS                                               --------------
         ------
Current assets
         Cash                                                  $     22,264
         Accounts receivable, less allowance for
             doubtful accounts of $105,141                        2,445,809
         Inventory                                                  105,141
         Prepaid expenses                                           177,938
                                                               ------------

                  Total current assets                            2,751,152

Fixed assets, at cost, less accumulated
    depreciation and amortization                                 5,127,477
Other assets                                                        246,188
                                                               ------------

                  Total assets                                   $8,124,817

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                   $1,654,494
         Short term note payable                                     97,579
         Current maturities of long-term debt                     2,007,944
         Current obligation under capital lease                     168,160
                                                               ------------

                  Total current liabilities                       3,928,177

Long-term liabilities
         Long-term debt, less current maturities                    531,676
         Obligation under capital lease                             659,244
                                                                -----------

                  Total liabilities                               5,119,097

Commitment and contingencies (Note 4):

Preferred Stock
         Convertible redeemable  cumulative  preferred
          stock, par value $.01 per share, Series B
          Authorized 1,000,000 shares, issued and
          outstanding 687,500 shares                              1,698,840
                                                                 ----------


                                    Continued
                        See notes to financial statements


                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                  -------------
                                    Continued
                                                                March 31, 1997
                                                                 (unaudited)
                                                                --------------

Shareholders' equity
         Convertible Preferred Stock Series C
             Authorized 2,000,000 shares, issued
             and outstanding 1,945,625 shares                     1,945,625

         Common stock, par value $.01 per share
             Authorized 10,000,000 shares, issued
             and outstanding 3,170,496 shares                        31,704
         Additional paid-in capital                               7,811,648
         Accumulated deficit                                     (8,482,097)
                  Shareholders' equity                            1,306,880

Total liabilities and shareholders' equity                       $8,124,817




                        See notes to financial statements


                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                           --------------------------
                                   (Unaudited)


                                                       For the three months
                                                           ended March 31,
                                                     ------------------------
                                                        1997          1996
                                                     ---------     ----------
Income
------
      Revenue                                        $2,266,015    $2,056,090


                                                      2,266,015     2,056,090


Costs and Expenses
         Operating                                    1,554,386     1,479,086
         Selling, general and administrative            516,167       599,081
         Interest                                       103,462        74,992
                                                      2,174,015     2,153,159

Income (loss) before income taxes                        92,000       (97,069)

Income taxes                                                  0             0
                                                    --------------------------

Net income (loss)                                        92,000       (97,069)

Preferred stock dividends                                30,888        30,888
                                                    --------------------------

Net income (loss) applicable to common
    shareholders                                    $    61,112   $  (127,957)
                                                    ==========================

Weighted average shares of common stock
    outstanding                                       5,289,415     2,980,496
                                                    --------------------------

Net income (loss) per share of common
    stock (Note 2)                                  $        01   $     (.04)
                                                    ==========================




                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                                                   For the three months
                                                                                      ended March 31,
                                                                                 ------------------------
                                                                                    1997           1996
                                                                                 ---------      ---------
Cash flows from operating activities:
         Net income (loss)                                                       $ 92,000       $(97,069)
         Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Depreciation and amortization                                    188,097        151,098
         Changes in assets and liabilities:
                 (Increase) in receivables                                        (36,754)      (162,671)
                 Decrease in inventory                                             15,934          6,523
                 (Increase) in prepaid expenses                                  (140,558)      (223,710)
                 (Increase) in other assets                                      ( 85,769)      (  6,200)
                 Increase in accounts payable
                     and accrued expenses                                        (245,056)       407,265
                                                                                 ---------      ---------

                           Net cash provided by
                               operating activities                              (212,106)        75,236
                                                                                 ---------      ---------

Cash flows from investing activities:
         Capital expenditures                                                    (365,435)      (406,966)
                                                                                 ---------      ---------

                           Net cash used in investing
                               activities                                        (365,435)      (406,966)
                                                                                 ---------      ---------

Cash flows from financing activities:
         Borrowing (repayment) under
             financing agreement                                                  107,633       (362,360)
         (Repayment) borrowing under
             short-term notes payable                                            ( 35,466)        81,514
         Borrowing of long-term debt                                              199,067        456,018
         Principal payments under capital lease
             obligations                                                         ( 47,132)      (  9,251)
         Sale of stock in exchange for debt                                       300,000              0
                                                                                 ---------      ---------

                           Net cash provided by
                               financing activities                               524,102        165,921
                                                                                 ---------      ---------

Net (decrease) in cash                                                           ( 53,439)     ( 165,809)

Cash at beginning of period                                                        75,703        175,390
                                                                                 ---------     ----------

                           Cash at end of period                                 $ 22,264     $    9,581
                                                                                =========     ==========



                        See notes to financial statements
                                        6







                           MEDICAL STERILIZATION, INC.

                          Notes to Financial Statements


     1.       Unaudited Statements:

              The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1996.

     2.       Net Income Per Share of Common Stock:

              Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents have been included for the computation of net income per share for March 31, 1997. Common stock equivalents have been excluded from the computation of net income per share of common stock for March 31, 1996 since the result would be anti-dilutive.

     3.       Earnings Per Share Calculation:

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

     4.       Subsequent Events:

              In April 1997 the Company entered into a master operating lease agreement with North Fork Bank in the amount of $1,500,000. The lease provides for draw downs to purchase instruments for inventory and will be classified as an operating lease. The agreement has an interest rate of prime plus 1/2% which is set at each draw down. The lease agreement is guaranteed by Teleflex, Inc.



              In April 1997 the Company entered into a joint marketing agreement with E-Beam Services Inc. for its contract sterilization business. Under the terms of the agreement the Company will receive a maximum purchase price of $350,000 for the business based on a schedule of royalties earned at up to 15% of related revenues from January 1, 1998 to December 31, 1999. The Company received a $150,000 deposit on the sale which is nonrefundable and is to be applied to the first $150,000 of royalties. The Company is obligated to pay commissions of 10% of revenues in excess of $50,000 per month of contract sterilization business during the period of April 17, 1997 and the expiration of the Company's toll processing agreement.

              Upon consummation of the sale of the electron beam accelerator (see 1996 10-KSB) to Shamrock and the remaining contract sterilization and industrial processing business to E-BEAM (see above), the Company will be relying on revenues from its sterilization processing of Surgical Instrument Sets. Revenue generated by the Accelerator to be sold approximated $3,900,000 and $4,061,000 in 1996 and 1995, respectively.


                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS


     LIQUIDITY AND CAPITAL RESOURCES

         Current Assets have increased approximately $108,000 to $2,751,152 at March 31, 1997 compared to $2,643,213 at December 31, 1996. The increase was primarily due to a $140,558 increase in prepaid expenses (primarily insurance) offset partially by a $53,439 decrease in cash. The Company had negative working capital of approximately ($1,177,025) at March 31, 1997 compared to approximately $292,458 at December 31, 1996. This decrease of approximately $1,469,483 was the result of the reclassification of the note payable to a commercial lender of approximately $1,274,899 from long-term liabilities to current liabilities reflecting the due date of January 1998, the loan agreement with TFX Equities, Inc. of $500,000 due January 31, 1998 and a decrease of $53,439 in cash offset by a $140,558 increase in prepaid expenses (primarily insurance) and an increase of $36,754 in accounts receivable. There was a decrease in the working capital ratio, to .70 to 1 at March 31, 1997 versus 1.12 to 1 at December 31, 1996. This was directly the result of the loan reclassifications described above.

         In February 1997 the Company issued an additional 150,000 shares of its common stock to TFX Equities, Inc., for $2.00 per share. The shares were used to reduce accounts payable owed to another subsidiary of Teleflex, Inc., incurred for instrument purchases.

         In April 1997 the Company entered into a master lease agreement with North Fork Bank in the amount of $1,500,000. The lease provides for draw downs to purchase instruments for inventory and will be classified as an operating lease. The agreement has an interest rate of prime plus 1/2% which is set at each draw down. The lease agreement is guaranteed by Teleflex, Inc.

         The Company currently plans to expand its business both geographically and by increasing its portfolio of reprocessing services to include new service offerings such as EtO sterilization and consulting services. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit will be sufficient to meet working capital requirements during 1997. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

         As mentioned above the Company's working capital line of credit becomes due in January 1998. While the Company believes it will be able to refinance and/or restructure this agreement there can be no assurance, however, that it will be able to do so.


     INFLATION

         The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

     RESULTS OF OPERATIONS

     REVENUES

         Revenues for the three months ended March 31, 1997 increased approximately $209,000 or 10% to approximately $2,266,000 from revenues of approximately $2,056,000 for the three months ended March 31, 1996. The increase in revenues was attributable to an approximate $87,000 increase in revenues or a 45.7% increase in the Company's radiation processing of industrial products business, an approximate $82,000 or 12.1% increase in revenues in the Company's contract sterilization business, and an approximate $40,000 or 3.4% increase in the Company's revenue in its hospital services division.

     COSTS AND EXPENSES

         Total expenses increased  approximately  $21,000 or 1% to approximately
     $2,174,000 for the three months ended March 31, 1997 compared to approximately $2,153,000 for the three months ended March 31, 1996. Operating expenses have increased approximately $75,000 or 5.1% due to increases in salaries and supplies to support the increased sales volume. Selling, general and administrative expenses have decreased approximately $83,000 or 13.8% due primarily to certain national marketing expenses being borne by Teleflex, Inc. whereas last year they were borne by MSI and at reduced legal expenses. Interest expense increased approximately $28,000 or 37.9% due to increased capital leases used to purchase surgical instruments and the additional borrowing of $500,000 from TFX Equities, Inc.

     NET INCOME (LOSS)
     APPLICABLE TO COMMON SHAREHOLDERS

         Net income applicable to common shareholders was approximately $61,000 or $.01 per share for the three months ended March 31, 1997 compared to net
     (loss) of approximately ($128,000) or ($.04) per share for the three months ended March 31, 1996.

                           MEDICAL STERILIZATION, INC.

                           PART II - OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (6) There were no reports on Form 8-K for the three months ended March 31, 1997.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MEDICAL STERILIZATION, INC.
                                            ---------------------------


                                            ------------------------------------
     Date   May 12, 1997                    D. Michael Deignan, President/C.E.O.



                                            ------------------------------------
     Date   May 12, 1997                    Paul V. Rossi, Treasurer and Chief
                                            Financial Officer



