Form 10QSB
period 1997-06-30
MEDICAL STERILIZATION INC
filed 1997-08-12
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarter ended    JUNE 30, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _________________

Commission file number    2-85008-NY
                      -----------------

                           MEDICAL STERILIZATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer specified in its character)

            NEW YORK                                    11-2621408
---------------------------------           ------------------------------------
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK                       11791
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
   Yes    X            No
       -------            -------

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1997.

                                                 3,170,496   shares
                                                ------------

Transitional Small Business Disclosure Format  (Check One)  Yes       No   X
                                                                -----    -----

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------


Part  I.    Financial Information

            Balance Sheet as of June 30, 1997 (unaudited) ..............  3 - 4

            Statements of Operations for the six months
            ended June 30, 1997 and June 30, 1996
            (unaudited) ................................................  5

            Statements of Operations for the three months
            ended June 30, 1997 and June 30, 1996
            (unaudited) ................................................  6

            Statements of Cash Flows for the six months
            ended June 30, 1997 and June 30, 1996
            (unaudited) ................................................  7

            Notes to Consolidated Financial Statements .................  8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..............  9 - 12

Part  II.   Other Information ..........................................  13

            Signatures .................................................  13

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                                    June 30,1997
                                                                     (unaudited)
                                                                    ------------

      ASSETS

Current assets
      Cash                                                           $   23,127
      Accounts receivable, less allowance for
         doubtful accounts of $139,283                                2,501,841
      Inventory                                                          95,477
      Prepaid expenses                                                  142,498
                                                                     ----------

            Total current assets                                      2,762,943
                                                                     ----------

Fixed assets, at cost, less accumulated
    depreciation and amortization                                     4,876,170
Other assets                                                            189,943
                                                                     ----------

            Total assets                                             $7,829,056
                                                                     ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                          $1,294,628
      Short term note payable                                           124,856
      Deposits Payable                                                  150,000
      Current maturities of long-term debt                            1,818,515
      Current obligation under capital lease                            168,160
                                                                     ----------

            Total current liabilities                                 3,556,159
                                                                     ----------

Long-term liabilities
      Long-term debt, less current maturities                           486,176
      Obligation under capital lease                                    687,548
                                                                     ----------

            Total liabilities                                         4,729,883
                                                                     ----------

Commitment and contingencies (Note 4):

Preferred Stock
      Convertible redeemable cumulative preferred
        stock, par value $.01 per share, Series B
        Authorized 1,000,000 shares, issued and
        outstanding 687,500 shares                                    1,729,728
                                                                     ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                                   June 30, 1997
                                                                     (unaudited)
                                                                   -------------

Shareholders' equity
      Convertible Preferred Stock Series C
          Authorized 2,000,000 shares, issued
          and outstanding 1,945,625 shares                            1,945,625

      Common stock, par value $.01 per share
          Authorized 10,000,000 shares, issued
          and outstanding 3,170,496 shares                               31,704
      Additional paid-in capital                                      7,762,760
      Accumulated deficit                                            (8,370,644)
                                                                     ----------
            Shareholders' equity                                      1,369,445
                                                                     ----------

Total liabilities and shareholders' equity                           $7,829,056
                                                                     ==========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the six months
                                                             ended June 30,
                                                          ------------------
                                                           1997         1996
                                                           ----         ----

Income
------
      Revenue                                           $4,732,894   $4,214,279
                                                        ----------   ----------

                                                         4,732,894    4,214,279

Costs and Expenses
------------------
      Operating                                          3,161,401    2,938,529
      Selling, general and administrative                1,159,401    1,200,498
      Interest                                             208,637      118,782
                                                        ----------   ----------
                                                         4,529,439    4,257,809
                                                        ----------   ----------

Income (loss) before income taxes                          203,455      (43,530)

Income taxes                                                     0            0
                                                        ----------   ----------

Net income (loss)                                          203,455      (43,530)

Preferred stock dividends                                   61,776       61,776
                                                        ----------   ----------

Net income (loss) applicable to common
    shareholders                                        $  141,679   $ (105,306)
                                                        ==========   ==========

Weighted average shares of common stock
    outstanding                                          5,410,853    2,982,579
                                                        ----------   ----------

Net income (loss) per share of common
    stock (Note 2)                                      $      .03   $     (.04)
                                                        ==========   ==========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         For the three months
                                                             ended June 30,
                                                         --------------------
                                                           1997         1996
                                                           ----         ----

Income
------
      Revenue                                           $2,466,879   $2,158,189
                                                        ----------   ----------

                                                         2,466,879    2,158,189

Costs and Expenses
------------------
      Operating                                          1,607,015    1,459,443
      Selling, general and administrative                  643,234      601,417
      Interest                                             105,175       43,790
                                                        ----------   ----------
                                                         2,355,424    2,104,650
                                                        ----------   ----------

Income (loss) before income taxes                          111,455       53,539

Income taxes                                                     0            0
                                                        ----------   ----------

Net income (loss)                                          111,455       53,539

Preferred stock dividends                                   30,888       30,888
                                                        ----------   ----------

Net income (loss) applicable to common
    shareholders                                        $   80,567  $    22,651
                                                        ==========  ===========

Weighted average shares of common stock
    outstanding                                          5,369,193    5,101,498
                                                        ----------   ----------

Net income (loss) per share of common
    stock (Note 2)                                      $      .02   $      .00
                                                        ==========   ==========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            For the six months
                                                               ended June 30,
                                                            ------------------
                                                             1997         1996
                                                             ----         ----

Cash flows from operating activities:
      Net income (loss)                                   $ 203,455   $ (43,530)
      Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                   340,630     294,068
      Changes in assets and liabilities:
            (Increase) in receivables                       (92,786)   (207,707)
            Decrease in inventory                            25,598       6,523
            (Increase) in prepaid expenses                 (105,118)   (337,339)
            (Increase) in other assets                      (29,524)     (2,555)
            Increase in deposits payable                    150,000           0
            (Decrease) increase in accounts payable
                and accrued expenses                       (304,925)    736,332
                                                          ---------   ---------

            Net cash provided by operating activities       187,330     445,792
                                                          ---------   ---------

Cash flows from investing activities:
      Capital expenditures                                 (266,661)   (725,884)
                                                          ---------   ---------

            Net cash used in investing activities          (266,661)   (725,884)
                                                          ---------   ---------

Cash flows from financing activities:
      Proceeds from exercise of options                           0       2,500
      Registration costs                                    (18,000)    (20,156)
      Borrowing under financing agreement                     1,249      60,981
      (Repayment) borrowing under
         short-term notes payable                            (8,189)     80,003
      Borrowing (repayment) of long-term debt                70,522    (121,456)
      (Repayment) borrowing under
         capital lease obligations                          (18,827)    163,955
                                                          ---------   ---------

            Net cash provided by financing activities        26,755     165,827
                                                          ---------   ---------

Net (decrease) in cash                                      (52,576)   (114,265)

Cash at beginning of period                                  75,703     175,390
                                                          ---------   ---------

                  Cash at end of period                   $  23,127   $  61,125
                                                          =========   =========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                          Notes to Financial Statements

1.    Unaudited Statements:

      The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1996.

2.    Net Income Per Share of Common Stock:

      Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents of approximately 2,200,000 shares have been included for the computation of net income per share for June 30, 1997. Common stock equivalents have been excluded from the computation of net income per share of common stock for June 30, 1996 since the result would be anti-dilutive.

3.    Earnings Per Share Calculation:

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting Earnings per Share (EPS). SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. There will not be a significant difference in earnings per share on a fully diluted basis.

4.    Subsequent Events:

      In July 1997, the Company was notified, pursuant to the Amendment made on March 17, 1997 (the "Amendment") to the Toll Processing Agreement dated November 1, 1994 (the "Toll Processing Agreement") between the Company and Shamrock Technologies, Inc. and to the Agreement dated November 1, 1995, modifying and extending the terms of the Toll Processing Agreement (the "Modification and Extension Agreement"), that Shamrock elects to extend the term of the Toll Processing Agreement through December 31, 1997.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have increased approximately $120,000 to $2,762,943 at June 30, 1997 compared to $2,643,213 at December 31, 1996. The increase was primarily due to a $105,118 increase in prepaid expenses (primarily insurance) and a $92,786 increase in accounts receivable offset partially by a $52,576 decrease in cash. The Company had negative working capital of approximately ($793,216) at June 30, 1997 compared to positive working capital of approximately $292,458 at December 31, 1996. This decrease of approximately $1,085,674 was the result of the reclassification of the note payable to a commercial lender of approximately $1,274,899 from long-term liabilities to current liabilities reflecting the due date of January 1998, the loan agreement with TFX Equities, Inc. of $500,000 due January 31, 1998, a royalty deposit of $150,000 related to the sale of the contract sterilization services effective December 31, 1997, and a decrease of $52,576 in cash offset by a $304,925 decrease in accounts payable and accrued expenses, an additional $300,000 decrease in accounts payable owed to a subsidiary of Teleflex, Inc., in exchange for the Company's issuance of 150,000 shares of its common stock to TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., for $2.00 per share in February, 1997, a $105,118 increase in prepaid expenses (primarily insurance) and an increase of $92,786 in accounts receivable. There was a decrease in the working capital ratio, to .78 to 1 at June 30, 1997 versus 1.12 to 1 at December 31, 1996. This was directly the result of the loan reclassifications described above.

      In April, 1997, the Company entered into a master lease agreement with North Fork Bank in the amount of $1,500,000. The lease provides for draw downs to purchase instruments for inventory and will be classified as an operating lease. The agreement has an interest rate of prime plus 1/2 percent which is set at each draw down. The lease agreement is guaranteed by Teleflex, Inc.

      In May, 1997, the Company and TFX Equities, Inc., announced the formation of a joint venture company named SSI Surgical Services, Inc. ("SSI"). Another Teleflex subsidiary, Endoscopy Specialists, Inc. (ESI), which owns and manages endoscopic and specialized instrumentation and provides on-site processing services, will also contribute its know-how to the joint venture. The mission of SSI will be to join the Company with ESI into a total instrument management solution and provide these services to individual hospitals and hospital networks throughout North America.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

      Under the agreement, the Company will remain as an independent public entity, whose territory will encompass the greater Northeast United States, including New England, New York, New Jersey and Pennsylvania. In this territory, which accounts for approximately 20 percent of the surgical procedures in the United States, the Company will continue to provide its instrument management and sterilization services. SSI will be responsible for marketing and delivering these same services to the remainder of the United States and Canada. ESI will also independently provide its rapidly expanding services where applicable.

      Terms of the agreement provide that TFX Equities, Inc. will own 62.5 percent of the common shares of SSI and the Company will own the remaining 37.5 percent. The Company will contribute personnel and know-how, including its proprietary multi-hospital tracking system and a developing customer list in select highly populated urban centers. TFX Equities will provide the initial operating and project capital required to fund expansion into markets as SSI contracts are executed.

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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS

REVENUES

      Revenues for the six months ended June 30, 1997 increased approximately $519,000 or 12.3% to approximately $4,733,000 from revenues of approximately $4,214,000 for the six months ended June 30, 1996. The increase in revenues was primarily attributable to an approximate $246,000 increase in revenues or a 10.2% increase in the Company's revenues in its hospital services division, an approximate $222,000 increase or a 16.2% increase in the Company's revenues in its radiation processing of industrial products services, and an approximate $51,000 increase in revenues or a 11.7% increase in the Company's contract sterilization services.

      Revenues for the three months ended June 30, 1997 increased approximately $309,000 or 14.3% to approximately $2,467,000 from revenues of approximately $2,158,000 for the three months ended June 30, 1996. The increase in revenues was primarily attributable to an approximate $206,000 increase in revenues or a 16.9% increase in the Company's revenues in its hospital services division, an approximate $139,000 increase or a 20.1% increase in the Company's revenues in its radiation processing of industrial products services, partially offset by an approximate $36,000 decrease in revenues or a 14.6% decrease in the Company's contract sterilization services.

COSTS AND EXPENSES

      Total expenses increased approximately $272,000 or 6.4% to approximately $4,529,439 for the six months ended June 30, 1997 compared to approximately $4,257,809 for the six months ended June 30, 1996. Operating expenses have increased approximately $223,000 or 7.6% due to increases in labor and benefits, and supplies to support the increased sales volume. Selling, general and administrative expenses have decreased approximately $41,000 or 3.4% due primarily to certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $90,000 or 75.6% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and the additional borrowing of $500,000 from TFX Equities, Inc.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

      Total expenses increased approximately $251,000 or 11.9% to approximately $2,355,424 for the three months ended June 30, 1997 compared to approximately $2,104,650 for the three months ended June 30, 1996. Operating expenses have increased approximately $148,000 or 10.1% due to increases in labor and benefits and supplies to support increased sales volume. Selling, general and administrative expenses have increased approximately $42,000 or 7.0% due primarily to an increase in provision for bad debt offset by certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $61,000 or 140.2% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and the additional borrowing of $500,000 from TFX Equities, Inc..

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net income applicable to common shareholders was approximately $142,000 or $.03 per share for the six months ended June 30, 1997 compared to net (loss) of approximately ($81,000) or ($.04) per share for the six months ended June 30, 1996.

      Net income applicable to common shareholders was approximately $81,000 or $.02 per share for the three months ended June 30, 1997 compared to net income of approximately $23,000 or $.00 per share for the three months ended June 30, 1996.

                           MEDICAL STERILIZATION, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (b) There were no reports on Form 8-K filed by the registrant during the three months ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MEDICAL STERILIZATION, INC.


Date   August 12, 1997
      -----------------             ------------------------------
                                    D. Michael Deignan, President/C.E.O. and
                                           Principal Financial Officer