Form 10QSB/A
period 1997-06-30
MEDICAL STERILIZATION INC
filed 1997-08-14
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q SB-A
                                 Amendment No. 1

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

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net income applicable to common shareholders was approximately $142,000 or $.03 per share for the six months ended June 30, 1997 compared to net (loss) of approximately ($105,000) or ($.04) per share for the six months ended June 30, 1996.

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

                                    MEDICAL STERILIZATION, INC.


Date   August 13, 1997
      -----------------             ------------------------------
                                    D. Michael Deignan, President/C.E.O. and
                                           Principal Financial Officer