Form 10QSB/A
period 1997-03-31
MEDICAL STERILIZATION INC
filed 1997-09-05
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarter ended MARCH 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to_________

Commission file number 2-85008-NY
                       ----------

                           MEDICAL STERILIZATION,INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer specified in its character)


             NEW YORK                                   11-2621408
 -------------------------------            ------------------------------------
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

 225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK              11791
 ------------------------------------------            ----------
  (Address of principal executive offices)             (Zip Code)

                                 (516) 496-8822
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      NONE
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   |X|             No   |_|

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1997.

                                                 3,170,496 shares
                                                 ---------

Transitional Small Business Disclosure Format (Check One) Yes |_|  No |X|

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part  I.    Financial Information

            Balance Sheet as of March 31, 1997 (unaudited) ............   3 - 4

            Statements of Operations for the three months
            ended March 31, 1997 and March 31, 1996
            (unaudited) ...............................................   5

            Statements of Cash Flows for the three months
            ended March 31, 1997 and March 31, 1996
            (unaudited) ...............................................   6

            Notes to Consolidated Financial Statements ................   8 - 9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............   9 - 10

Part  II.   Other Information .........................................  11

            Signatures ................................................  11

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                                March 31, 1997
                                                                  (unaudited)
                                                                --------------
      ASSETS
      ------

Current assets
      Cash                                                         $   22,264
      Accounts receivable, less allowance for
          doubtful accounts of $207,850                             2,445,809
      Inventory                                                       105,141
      Prepaid expenses                                                177,938
                                                                   ----------
            Total current assets                                    2,751,152
                                                                   ----------

Fixed assets, at cost, less accumulated
    depreciation and amortization                                   5,127,477
Other assets                                                          246,188
                                                                   ----------
            Total assets                                           $8,124,817
                                                                   ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Current liabilities
      Accounts payable and accrued expenses                        $1,654,494
      Short term note payable                                          97,579
      Current maturities of long-term debt                          2,007,944
      Current obligation under capital lease                          168,160
                                                                   ----------
            Total current liabilities                               3,928,177
                                                                   ----------

Long-term liabilities
      Long-term debt, less current maturities                         531,676
      Obligation under capital lease                                  659,244
                                                                   ----------
            Total liabilities                                       5,119,097
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
                                                                   ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                                March 31, 1997
                                                                  (unaudited)
                                                                --------------
Shareholders' equity
      Convertible Preferred Stock Series C
          Authorized 2,000,000 shares, issued
          and outstanding 1,945,625 shares                          1,945,625

      Common stock, par value $.01 per share
          Authorized 10,000,000 shares, issued
          and outstanding 3,170,496 shares                             31,704
      Additional paid-in capital                                    7,811,648
      Accumulated deficit                                          (8,482,097)
                                                                  -----------
            Shareholders' equity                                    1,306,880
                                                                  -----------
Total liabilities and shareholders' equity                        $ 8,124,817
                                                                  ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                       For the three months
                                                          ended March 31,
                                                       --------------------
                                                         1997           1996
                                                         ----           ----
Income
- ------
      Revenue                                         $2,266,015    $ 2,056,090
                                                      ----------    -----------
                                                       2,266,015      2,056,090
Costs and Expenses
- ------------------
      Operating                                        1,554,386      1,479,086
      Selling, general and administrative                516,167        599,081
      Interest                                           103,462         74,992
                                                      ----------    -----------
                                                       2,174,015      2,153,159
                                                      ----------    -----------
Income (loss) before income taxes                         92,000        (97,069)

Income taxes                                                   0              0
                                                      ----------    -----------

Net income (loss)                                         92,000        (97,069)

Preferred stock dividends                                 30,888         30,888
                                                      ----------    -----------

Net income (loss) applicable to common
    shareholders                                      $   61,112    $  (127,957)
                                                      ==========    ===========

Weighted average shares of common stock
    outstanding                                        5,289,415      2,980,496
                                                      ----------    -----------

Net income (loss) per share of common
    stock (Note 2)                                    $      .01    $      (.04)
                                                      ==========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)
                                                           For the three months
                                                               ended March 31,
                                                           --------------------
                                                             1997        1996
                                                             ----        ----
Cash flows from operating activities:
      Net income (loss)                                  $  92,000    $ (97,069)
      Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation and amortization                188,097      151,098
      Changes in assets and liabilities:
              (Increase) in receivables                    (36,754)    (162,671)
              Decrease in inventory                         15,934        6,523
              (Increase) in prepaid expenses              (140,558)    (223,710)
              (Increase) in other assets                   (85,769)      (6,200)
              Increase in accounts payable
                  and accrued expenses                      54,944      407,265
                                                         ---------    ---------
                  Net cash provided by
                      operating activities                  87,894       75,236
                                                         ---------    ---------
Cash flows from investing activities:
      Capital expenditures                                (365,435)    (406,966)
                                                         ---------    ---------
                  Net cash used in investing
                      activities                          (365,435)    (406,966)
                                                         ---------    ---------
Cash flows from financing activities:
      Borrowing (repayment) under
          financing agreement                              107,633     (362,360)
      (Repayment) borrowing under
          short-term notes payable                         (35,466)      81,514
      Borrowing of long-term debt                          199,067      456,018
      Principal payments under capital lease
          obligations                                      (47,132)      (9,251)
                                                         ---------    ---------
                                                                              0
                                                         ---------    ---------
                  Net cash provided by
                      financing activities                 224,102      165,921
                                                         ---------    ---------

Net (decrease) in cash                                     (53,439)    (165,809)

Cash at beginning of period                                 75,703      175,390
                                                         ---------    ---------
                  Cash at end of period                  $  22,264    $   9,581
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

2.    Net Income Per Share of Common Stock:

      Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents of approximately 2,133,000 shares have been included for the computation of net income per share for March 31, 1997. Common stock equivalents have been excluded from the computation of net income per share of common stock for March 31, 1996 since the result would be anti-dilutive.

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

      In April 1997, the Company entered into a joint marketing agreement and an agreement to sell its contract sterilization services to E-BEAM Services, Inc. effective December 31, 1997. Under the terms of the agreement, the Company will receive a maximum purchase price of $350,000 for the business based on a schedule of royalties earned at up to 15% of related revenues from January 1, 1998 to December 31, 1999. The Company received a $150,000 deposit on the sale which is nonrefundable and is to be applied to the first $150,000 of royalties. The Company is obligated to pay commissions of 10% of revenues in excess of $50,000 per month of contract sterilization business during the period of April 17, 1997 and the expiration of the Company's toll processing agreement.

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

RESULTS OF OPERATIONS

REVENUES

      Revenues for the three months ended March 31, 1997 increased approximately $209,000 or 10% to approximately $2,266,000 from revenues of approximately $2,056,000 for the three months ended March 31, 1996. The increase in revenues was attributable to an approximate $87,000 increase in revenues or a 45.7% increase in the Company's contract sterilization services, an approximate $82,000 or 12.1% increase in revenues in the Company's radiation processing of industrial products services, and an approximate $40,000 or 3.4% increase in the Company's revenue in its hospital services division.

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

                                        MEDICAL STERILIZATION, INC.

Date September 5, 1997
                                        /s/ D. Michael Deignan
                                        ----------------------------------------
                                        D. Michael Deignan, President/C.E.O. and
                                                 Principal Financial Officer