Form 10QSB
period 1997-09-30
MEDICAL STERILIZATION INC
filed 1997-10-30
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For quarter ended SEPTEMBER 30, 1997
                        ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ ___________to

Commission file number 2-85008-NY
                       ----------

                           MEDICAL STERILIZATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer specified in its character)

            NEW YORK                                11-2621408
 -------------------------------           -----------------------------------
 (State of other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK                      11791
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

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1997.

                                             3,170,496 shares
                                             ---------

Transitional Small Business Disclosure Format (Check One) Yes |_|   No |X|

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.

Part I. Financial Information

      Balance Sheet as of September 30, 1997 (unaudited) .............  3 - 4

      Statements of Operations for the nine months
      ended September 30, 1997 and September 30, 1996
      (unaudited) ....................................................  5


      Statements of Operations for the three months
      ended September 30, 1997 and September 30, 1996
      (unaudited) ....................................................  6


      Statements of Cash Flows for the nine months ended September
      30, 1997 and September 30, 1996
      (unaudited) ....................................................  7


      Notes to Consolidated Financial Statements .....................  8

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations ..................  9 - 13

Part II. Other Information .............................................  14

      Signatures .......................................................  14

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                                               September 30,1997
         ASSETS                                                   (unaudited)
         ------                                                -----------------

Current assets
         Cash                                                     $  167,641
         Accounts receivable, less allowance for
            doubtful accounts of $146,580                          2,380,108
         Inventory                                                   124,578
         Prepaid expenses                                             96,326
                                                                  ----------
                  Total current assets                             2,768,653
                                                                  ----------
Fixed assets, at cost, less accumulated
    depreciation and amortization                                  4,603,639
Other assets                                                         205,815
                                                                  ----------
                  Total assets                                    $7,578,107
                                                                  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                    $  761,746
         Short term note payable                                     113,914
         Deposits Payable                                            150,000
         Current maturities of long-term debt                        650,000
         Current obligation under capital lease                      166,993
                                                                  ----------
                  Total current liabilities                        1,842,653
                                                                  ----------
Long-term liabilities
         Long-term debt, less current maturities                   1,803,714
         Obligation under capital lease                              635,364
                                                                  ----------
                  Total liabilities                                4,281,731
                                                                  ----------
Commitment and contingencies (Note 4):

Preferred Stock
         Convertible redeemable cumulative preferred
             stock, par value $.01 per share, Series B
             Authorized 1,000,000 shares, issued and
             outstanding 687,500 shares                            1,760,616
                                                                  ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued
                                                              September 30, 1997
                                                                  (unaudited)
                                                              ------------------
Shareholders' equity
         Convertible Preferred Stock Series C
             Authorized 2,000,000 shares, issued
             and outstanding 1,945,625 shares                      1,945,625

         Common stock, par value $.01 per share
             Authorized 10,000,000 shares, issued
             and outstanding 3,170,496 shares                         31,704
         Additional paid-in capital                                7,731,872
         Accumulated deficit                                      (8,173,441)
                                                                 -----------
                  Shareholders' equity                             1,535,760
                                                                 -----------

Total liabilities and shareholders' equity                       $ 7,578,107
                                                                 ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                        For the nine months
                                                         ended September 30,
                                                        -------------------
                                                         1997          1996
                                                         ----          ----

Income
------
         Revenue                                      $7,248,963    $ 6,346,668

                                                      ----------    -----------
                                                       7,248,963      6,346,668

Costs and Expenses
------------------
         Operating                                     4,877,400      4,512,596
         Selling, general and administrative           1,635,064      1,908,053
         Interest                                        335,842        220,572
                                                      ----------    -----------
                                                       6,848,306      6,641,221
                                                      ----------    -----------

Income (loss) before income taxes                        400,657       (294,553)

Income taxes                                                   0              0
                                                      ----------    -----------

Net income (loss)                                        400,657       (294,553)

Preferred stock dividends                                 92,664         92,664
                                                      ----------    -----------

Net income (loss) applicable to common
    shareholders                                      $  307,993    $  (387,217)
                                                      ==========    ===========

Weighted average shares of common stock
    outstanding                                        5,534,285      3,005,496
                                                      ----------    -----------

Net income (loss) per share of common
    stock (Note 2)                                    $      .06    $      (.13)
                                                      ==========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                        For the three months
                                                         ended September 30,
                                                        --------------------
                                                         1997           1996

Income
------
         Revenue                                      $2,516,069    $ 2,132,389

                                                      ----------    -----------
                                                       2,516,069      2,132,389

Costs and Expenses
------------------
         Operating                                     1,715,999      1,574,067
         Selling, general and administrative             475,663        707,555
         Interest                                        127,205        101,790
                                                      ----------    -----------
                                                       2,318,867      2,383,412
                                                      ----------    -----------

Income (loss) before income taxes                        197,202       (251,023)

Income taxes                                                   0              0
                                                      ----------    -----------

Net income (loss)                                        197,202       (251,023)

Preferred stock dividends                                 30,888         30,888
                                                      ----------    -----------

Net income (loss) applicable to common
    shareholders                                      $  166,314    $  (281,911)
                                                      ==========    ===========

Weighted average shares of common stock
    outstanding                                        5,439,300      3,005,496
                                                      ----------    -----------

Net income (loss) per share of common
    stock (Note 2)                                    $      .03    $      (.09)
                                                      ==========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                For the nine months
                                                                ended September 30,
                                                                -------------------
                                                                 1997         1996
                                                                 ----         ----
Cash flows from operating activities:
         Net income (loss)                                   $ 400,656   $  (294,553)
         Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Depreciation and amortization                 508,761       471,501
         Changes in assets and liabilities:
                 Decrease (increase) in receivables             28,947      (313,140)
                 (Increase) decrease in inventory               (3,503)        6,523
                 (Increase) in prepaid expenses                (58,946)     (187,455)
                 (Increase) in other assets                    (45,396)       (6,555)
                 Increase in deposits payable                  150,000             0
                 (Decrease) increase in accounts payable
                     and accrued expenses                     (837,805)      914,724
                                                             ---------   -----------

                  Net cash provided by operating activities    142,714       591,045
                                                             ---------   -----------

Cash flows from investing activities:
         Capital expenditures                                 (162,261)   (1,101,324)
                                                             ---------   -----------

                  Net cash used in investing activities       (162,261)   (1,101,324)
                                                             ---------   -----------

Cash flows from financing activities:
         Proceeds from exercise of options                           0         2,500
         Registration costs                                    (18,000)      (24,156)
         Borrowing under financing agreement                   187,773       315,686
         (Repayment) borrowing under
             short-term notes payable                          (19,131)       43,518
         Borrowing (repayment) of long-term debt                33,021      (171,456)
         (Repayment) borrowing under
             capital lease obligations                         (72,178)      190,063
                                                             ---------   -----------
                  Net cash provided by financing activities    111,485       356,155
                                                             ---------   -----------

Net increase (decrease) in cash                                 91,938      (154,124)

Cash at beginning of period                                     75,703       175,390
                                                             ---------   -----------

                           Cash at end of period             $ 167,641   $    21,266
                                                             =========   ===========

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

2.    Net Income Per Share of Common Stock:

      Net Income per share of common stock is based on the weighted average number of shares of common stock outstanding during each period adjusted for undeclared dividends on Preferred Stock. Common stock equivalents of approximately 2,400,000 shares have been included for the computation of net income per share for the nine months ending September 30, 1997. Common stock equivalents had been excluded from the computation of net income per share of common stock for the nine months ending September 30, 1996 since the result would be anti-dilutive.

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

4.    Subsequent Events:

      In October, 1997, the client-auditor relationship with Coopers & Lybrand L.L.P. was terminated, and the Company engaged Price Waterhouse L.L.P. as its auditor for the year ending December 31, 1997.

      In October, 1997, the Company announced the recent signing of an agreement extending and modifying its financing agreement with its commercial lender. The agreement was extended to January 31, 2000, and the advance rate on the Company's eligible Accounts Receivable was increased to 85% from the existing 75%. The new agreement also improves availability at a significantly reduced cost of funds.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have increased approximately $125,000 to $2,768,653 at September 30, 1997 compared to $2,643,213 at December 31, 1996. The increase was primarily due to a $91,938 increase in cash, a $58,946 increase in prepaid expenses (primarily insurance) offset partially by a $28,947 decrease in accounts receivable. The Company had positive working capital of approximately $926,000 at September 30, 1997 compared to positive working capital of approximately $292,458 at December 31, 1996. The increase of approximately $633,542 was the result of a $837,805 decrease in accounts payable and accrued expenses, an additional $300,000 decrease in accounts payable owed to a subsidiary of Teleflex, Inc., in exchange for the Company's issuance of 150,000 shares of its common stock to TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., for $2.00 per share in February, 1997, an increase of $91,938 in cash and a $58,946 increase in prepaid expenses (primarily insurance), offset by the loan agreement with TFX Equities, Inc., of $500,000 due January 31, 1998, a royalty deposit of $150,000 related to the sale of the contract sterilization services effective December 31, 1997, and a $28,947 decrease in accounts receivable. There was an increase in the working capital ratio, to 1.50 to 1 at September 30, 1997 versus 1.12 to 1 at December 31, 1996. This was directly the result of the reductions in accounts payable and accrued expenses described above.

      In April, 1997, the Company entered into a master lease agreement with North Fork Bank in the amount of $1,500,000. The lease provides for draw downs to purchase instruments for inventory and will be classified as an operating lease. The agreement has an interest rate of prime plus 1/2 percent which is set at each draw down. The lease agreement is guaranteed by Teleflex, Inc.

      In May, 1997, the Company and TFX Equities, Inc., announced the formation of a joint venture company named SSI Surgical Services, Inc. ("SSI"). Another Teleflex subsidiary, Endoscopy Specialists, Inc. ("ESI"), which owns and manages endoscopic and specialized instrumentation and provides on-site processing services, will also participate in the joint venture. The mission of SSI will be to join the Company with ESI into a total instrument management solution and provide these services to individual hospitals and hospital networks throughout North America.

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

      Terms of the agreement provide that TFX Equities, Inc. will own 62.5 percent of the common shares of SSI and the Company will own the remaining 37.5 percent. The Company will contribute personnel and know-how, including its proprietary multi-hospital tracking system and a developing customer list in select highly populated urban centers. TFX Equities will provide the initial operating and project capital required to fund expansion into markets as SSI contracts are executed. ESI will also contribute its know how.

      In September, 1997, SSI signed and commenced implementation of its first multi-year on site contract to provide management and sterile processing services to a large mid-Atlantic hospital. When fully implemented, the aggregate value of this contract will be several million dollars.

      The Company continues to expand its regional customer base, and has recently signed new agreements with two area hospitals to generate additional annual revenues in excess of $750,000. Net new annual hospital business contracted year to date in 1997 is approximately $2,700,000. Several additional contracts are currently under negotiation.

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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS

REVENUES

      Revenues for the nine months ended September 30, 1997 increased approximately $902,000 or 14.2% to approximately $7,249,000 from revenues of approximately $6,347,000 for the nine months ended September 30, 1996. The increase in revenues was primarily attributable to an approximate $574,000 increase in revenues or a 15.9% increase in the Company's revenues in its hospital services division, an approximate $308,000 increase or a 14.9% increase in the Company's revenues in its radiation processing of industrial products services, and an approximate $20,000 increase in revenues or a 2.9% increase in the Company's contract sterilization services.

      Revenues for the three months ended September 30, 1997 increased approximately $384,000 or 18.0% to approximately $2,516,000 from revenues of approximately $2,132,000 for the three months ended September 30, 1996. The increase in revenues was primarily attributable to an approximate $328,000 increase in revenues or a 27.4% increase in the Company's revenues in its hospital services division, an approximate $87,000 increase or a 12.5% increase in the Company's revenues in its radiation processing of industrial products services, partially offset by an approximate $31,000 decrease in revenues or a 12.8% decrease in the Company's contract sterilization services.

      In March 1997, the Company entered into a purchase and sale agreement with Shamrock Technologies, Inc. ("Shamrock"), to sell the Company's electron beam accelerator. Under the agreement the Company would receive $1,250,000 for the Accelerator and related equipment with closing of the transaction being estimated as April, 1998, at which time title to the Accelerator would be transferred to Shamrock. In addition, Shamrock has posted a $500,000 standby letter of credit in escrow. Upon consummation of the sale of the electron beam accelerator to Shamrock and the remaining contract sterilization and industrial processing services to E-BEAM Services, Inc. ("E-BEAM"), the Company will be relying on revenues from its sterilization processing of Surgical Instrument Sets. Revenue generated by the Accelerator to be sold approximated $3,800,000 and $4,061,000 in 1996 and 1995, respectively. Management intends to replace these revenues with revenues from its Surgical Instrument Set business. Both transactions will provide significant improvement to balance sheet liquidity during the second quarter of 1998.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

      In April 1997, the Company entered into a joint marketing agreement and an agreement to sell its contract sterilization services to E-BEAM effective December 31, 1997. Under the terms of the agreement, the Company will receive a maximum purchase price of $350,000 for the business based on a schedule of royalties earned at up to 15% of related revenues from January 1, 1998 to December 31, 2000. The Company received a $150,000 deposit on the sale which is nonrefundable and is to be applied to the first $150,000 of royalties.

COSTS AND EXPENSES

      Total expenses increased approximately $207,000 or 3.1% to approximately $6,848,306 for the nine months ended September 30, 1997 compared to approximately $6,641,221 for the nine months ended September 30, 1996. Operating expenses have increased approximately $365,000 or 8.1% due primarily to increases in labor and benefits to support the increased sales volume. Selling, general and administrative expenses have decreased approximately $273,000 or 14.3% due primarily to the Company's continued strategy to reduce discretionary costs, in addition to, certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $115,000 or 52.3% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and other equipment and the additional borrowing of $500,000 from TFX Equities, Inc.

      Total expenses decreased approximately $65,000 or 2.7% to approximately $2,318,867 for the three months ended September 30, 1997 compared to approximately $2,383,412 for the three months ended September 30, 1996. Operating expenses have increased approximately $142,000 or 9.0% due to increases in labor and benefits to support increased sales volume. Selling, general and administrative expenses have decreased approximately $232,000 or 32.8% due primarily to the Company's continued strategy to reduce discretionary costs, in addition to, certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $25,000 or 25.0% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and other equipment and the additional borrowing of $500,000 from TFX Equities, Inc..

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net income applicable to common shareholders was approximately $308,000 or $.06 per share for the nine months ended September 30, 1997 compared to net
(loss) of approximately ($387,000) or ($.13) per share for the nine months ended September 30, 1996.

      Net income applicable to common shareholders was approximately $166,000 or $.03 per share for the three months ended September 30, 1997 compared to net
(loss) of approximately ($282,000) or ($.09) per share for the three months ended September 30, 1996.

                           MEDICAL STERILIZATION, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (b) Registrant filed a Current Report on Form 8-KSB, dated October 1, 1997, in respect to a change in Registrant's Certifying Accountant.

            Registrant filed a Current Report on Form 8-KSB dated October 27, 1997, in respect to a change in Registrant's Certifying Accountant.

This Form 10-QSB contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside MEDICAL STERILIZATION, INC.'s control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MEDICAL STERILIZATION, INC.


Date October 30, 1997                /s/ D. Michael Deignan
                                     ----------------------------------------
                                     D. Michael Deignan, President/C.E.O. and
                                              Principal Financial Officer


                                     /s/ Ivan Zubin
                                     ----------------------------------------
                                     Ivan Zubin, Director of Finance and
                                              Principal Accounting Officer