Form 10QSB/A
period 1997-06-30
MEDICAL STERILIZATION INC
filed 1998-03-30
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarter ended JUNE 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

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

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Balance Sheet as of June 30, 1997 (unaudited) ................    3 - 4

         Statements of Operations for the six months
         ended June 30, 1997 and June 30, 1996
         (unaudited) ..................................................        5

         Statements of Operations for the three months
         ended June 30, 1997 and June 30, 1996
         (unaudited) ..................................................        6

         Statements of Cash Flows for the six months
         ended June 30, 1997 and June 30, 1996
         (unaudited) ..................................................        7

         Notes to Consolidated Financial Statements ...................        8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................   9 - 12

Part II. Other Information ............................................       13

         Signatures ...................................................       13

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                                    June 30,1997
                                                                     (unaudited)
                                                                    ------------
         ASSETS

Current assets
         Cash                                                         $   23,127
         Accounts receivable, less allowance for
            doubtful accounts of $139,283                              2,501,841
         Inventory                                                        95,477
         Prepaid expenses                                                142,498
                                                                      ----------

                  Total current assets                                 2,762,943
                                                                      ----------
Fixed assets, at cost, less accumulated
    depreciation and amortization                                      5,335,977
Other assets                                                             189,943
                                                                      ----------

                  Total assets                                        $8,288,863
                                                                      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                        $1,294,628
         Short term note payable                                         124,856
         Deposits Payable                                                150,000
         Current maturities of long-term debt                          1,818,515
         Current obligation under capital lease                          243,920
                                                                      ----------

                  Total current liabilities                            3,631,919
                                                                      ----------
Long-term liabilities
         Long-term debt, less current maturities                         486,176
         Obligation under capital lease                                1,074,336
                                                                      ----------

                  Total liabilities                                    5,192,431
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
                                                                      ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                                   June 30, 1997
                                                                    (unaudited)
                                                                   -------------

Shareholders' equity
         Convertible Preferred Stock Series C
             Authorized 2,000,000 shares, issued
             and outstanding 1,945,625 shares                         1,945,625

         Common stock, par value $.01 per share
             Authorized 10,000,000 shares, issued
             and outstanding 3,170,496 shares                            31,704
         Additional paid-in capital                                   7,762,760
         Accumulated deficit                                         (8,373,385)
                                                                     ----------
                  Shareholders' equity                                1,366,704
                                                                     ----------

Total liabilities and shareholders' equity                           $8,288,863
                                                                     ==========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                          ------------------
                                                         1997           1996
                                                         ----           ----
Income
         Revenue                                     $ 4,732,894    $ 4,214,279
                                                     -----------    -----------
                                                       4,732,894      4,214,279

Costs and Expenses
         Operating                                     3,154,380      2,938,529
         Selling, general and administrative           1,161,193      1,200,498
         Interest                                        216,607        118,782
                                                     -----------    -----------
                                                       4,532,180      4,257,809
                                                     -----------    -----------

Income (loss) before income taxes                        200,714        (43,530)

Income taxes                                                   0              0
                                                     -----------    -----------

Net income (loss)                                        200,714        (43,530)

Preferred stock dividends                                 61,776         61,776
                                                     -----------    -----------

Net income (loss) applicable to common
    shareholders                                     $   138,938    $  (105,306)
                                                     ===========    ===========

Weighted average shares of common stock
    outstanding                                        5,410,853      2,982,579
                                                     -----------    -----------

Net income (loss) per share of common
    stock (Note 2)                                   $       .03    $      (.04)
                                                     ===========    ===========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         For the three months
                                                             ended June 30,
                                                         --------------------
                                                          1997           1996
                                                          ----           ----

     Income
         Revenue                                       $2,466,879     $2,158,189
                                                       ----------     ----------
                                                        2,466,879      2,158,189


Costs and Expenses
         Operating                                      1,599,994      1,459,443
         Selling, general and administrative              645,026        601,417
         Interest                                         113,145         43,790
                                                       ----------     ----------
                                                        2,358,165      2,104,650
                                                       ----------     ----------

Income (loss) before income taxes                         108,714         53,539

Income taxes                                                    0              0
                                                       ----------     ----------

Net income (loss)                                         108,714         53,539

Preferred stock dividends                                  30,888         30,888
                                                       ----------     ----------

Net income (loss) applicable to common
    shareholders                                       $   77,826     $   22,651
                                                       ==========     ==========

Weighted average shares of common stock
    outstanding                                         5,369,193      5,101,498
                                                       ----------     ----------

Net income (loss) per share of common
    stock (Note 2)                                     $      .01     $      .00
                                                       ==========     ==========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 For the six months
                                                                   ended June 30,
                                                                 ------------------
                                                                 1997         1996
                                                                 ----         ----
Cash flows from operating activities:
         Net income (loss)                                    $ 200,714    $ (43,530)
         Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Depreciation and amortization                  356,485      294,068
         Changes in assets and liabilities:
                 (Increase) in receivables                      (92,786)    (207,707)
                 Decrease in inventory                           25,598        6,523
                 (Increase) in prepaid expenses                (105,118)    (337,339)
                 (Increase) in other assets                     (29,524)      (2,555)
                 Increase in deposits payable                   150,000            0
                 (Decrease) increase in accounts payable
                     and accrued expenses                      (304,925)     736,332
                                                              ---------    ---------

                  Net cash provided by operating activities     200,444      445,792
                                                              ---------    ---------

Cash flows from investing activities:
         Capital expenditures                                  (742,323)    (725,884)
                                                              ---------    ---------

                  Net cash used in investing activities        (742,323)    (725,884)
                                                              ---------    ---------

Cash flows from financing activities:
         Proceeds from exercise of options                            0        2,500
         Registration costs                                     (18,000)     (20,156)
         Borrowing under financing agreement                      1,249       60,981
         (Repayment) borrowing under
             short-term notes payable                            (8,189)      80,003
         Borrowing (repayment) of long-term debt                 70,522     (121,456)
         Borrowing under capital lease
             obligations                                        443,721      163,955
                                                              ---------    ---------

                  Net cash provided by financing activities     489,303      165,827
                                                              ---------    ---------

Net (decrease) in cash                                          (52,576)    (114,265)

Cash at beginning of period                                      75,703      175,390
                                                              ---------    ---------

                           Cash at end of period              $  23,127    $  61,125
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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have increased approximately $120,000 to $2,762,943 at June 30, 1997 compared to $2,643,213 at December 31, 1996. The increase was primarily due to a $105,118 increase in prepaid expenses (primarily insurance) and a $92,786 increase in accounts receivable offset partially by a $52,576 decrease in cash. The Company had negative working capital of approximately ($868,976) at June 30, 1997 compared to positive working capital of approximately $292,458 at December 31, 1996. This decrease of approximately $1,161,434 was the result of the reclassification of the note payable to a commercial lender of approximately $1,274,899 from long-term liabilities to current liabilities reflecting the due date of January 1998, the loan agreement with TFX Equities, Inc. of $500,000 due January 31, 1998, an increase in the current obligation under capital lease of $75,760, a royalty deposit of $150,000 related to the sale of the contract sterilization services effective December 31, 1997, and a decrease of $52,576 in cash offset by a $304,925 decrease in accounts payable and accrued expenses, an additional $300,000 decrease in accounts payable owed to a subsidiary of Teleflex, Inc., in exchange for the Company's issuance of 150,000 shares of its common stock to TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., for $2.00 per share in February, 1997, a $105,118 increase in prepaid expenses (primarily insurance) and an increase of $92,786 in accounts receivable. There was a decrease in the working capital ratio, to .78 to 1 at June 30, 1997 versus
1.12 to 1 at December 31, 1996. This was directly the result of the loan reclassifications described above.

      In April, 1997, the Company entered into a master lease agreement with North Fork Bank in the amount of $1,500,000. The lease provides for draw downs to purchase instruments for inventory and will be classified as a capital lease. The agreement has an interest rate of prime plus 1/2 percent which is set at each draw down. The lease agreement is guaranteed by Teleflex, Inc.

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

COSTS AND EXPENSES

      Total expenses increased approximately $274,000 or 6.4% to approximately $4,532,180 for the six months ended June 30, 1997 compared to approximately $4,257,809 for the six months ended June 30, 1996. Operating expenses have increased approximately $216,000 or 7.3% due to increases in labor and benefits, and supplies to support the increased sales volume. Selling, general and administrative expenses have decreased approximately $39,000 or 3.3% due primarily to certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $98,000 or 82.4% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and the additional borrowing of $500,000 from TFX Equities, Inc.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

      Total expenses increased approximately $254,000 or 12.0% to approximately $2,358,165 for the three months ended June 30, 1997 compared to approximately $2,104,650 for the three months ended June 30, 1996. Operating expenses have increased approximately $141,000 or 9.6% due to increases in labor and benefits and supplies to support increased sales volume. Selling, general and administrative expenses have increased approximately $44,000 or 7.3% due primarily to an increase in provision for bad debt offset by certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $69,000 or 158.4% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and the additional borrowing of $500,000 from TFX Equities, Inc..

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net income applicable to common shareholders was approximately $139,000 or $.03 per share for the six months ended June 30, 1997 compared to net (loss) of approximately ($105,000) or ($.04) per share for the six months ended June 30, 1996.

      Net income applicable to common shareholders was approximately $78,000 or $.01 per share for the three months ended June 30, 1997 compared to net income of approximately $23,000 or $.00 per share for the three months ended June 30, 1996.

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


                                        MEDICAL STERILIZATION, INC.


Date March 30, 1998                     /s/ D. Michael Deignan
                                        ----------------------------------------
                                        D. Michael Deignan, President/C.E.O. and
                                           Principal Financial Officer


                                        /s/ Ivan Zubin
                                        ----------------------------------------
                                        Ivan Zubin, Director of Finance and
                                            Principal Accounting Officer