Form 10QSB/A
period 1997-09-30
MEDICAL STERILIZATION INC
filed 1998-03-30
CIK 723592

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

      For the transition period from ______________ to ___________________

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

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part  I.    Financial Information

            Balance Sheet as of September 30, 1997 (unaudited) .........  3 - 4

            Statements of Operations for the nine months
            ended September 30, 1997 and September 30, 1996
            (unaudited) ................................................      5

            Statements of Operations for the three months
            ended September 30, 1997 and September 30, 1996
            (unaudited) ................................................      6

            Statements of Cash Flows for the nine months ended
            September 30, 1997 and September 30, 1996
            (unaudited) ................................................      7

            Notes to Consolidated Financial Statements .................      8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations .............. 9 - 13

Part  II.   Other Information ..........................................     14

            Signatures .................................................     14

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                                              September 30,1997
                                                                 (unaudited)
                                                              -----------------
         ASSETS

Current assets
         Cash                                                    $  167,641
         Accounts receivable, less allowance for
            doubtful accounts of $146,580                         2,380,108
         Inventory                                                  124,578
         Prepaid expenses                                            96,326
                                                                 ----------

                  Total current assets                            2,768,653
                                                                 ----------

Fixed assets, at cost, less accumulated
    depreciation and amortization                                 5,632,508
Other assets                                                        205,815
                                                                 ----------

                  Total assets                                   $8,606,976
                                                                 ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                   $  761,746
         Short term note payable                                    113,914
         Deposits Payable                                           150,000
         Current maturities of long-term debt                       650,000
         Current obligation under capital lease                     332,044
                                                                 ----------

                  Total current liabilities                       2,007,704
                                                                 ----------

Long-term liabilities
         Long-term debt, less current maturities                  1,803,714
         Obligation under capital lease                           1,485,662
                                                                 ----------

                  Total liabilities                               5,297,080
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
                                                                 ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued
                                                             September 30, 1997
                                                                (unaudited)
                                                             ------------------

Shareholders' equity
         Convertible Preferred Stock Series C
             Authorized 2,000,000 shares, issued
             and outstanding 1,945,625 shares                     1,945,625

         Common stock, par value $.01 per share
             Authorized 10,000,000 shares, issued
             and outstanding 3,170,496 shares                        31,704
         Additional paid-in capital                               7,731,872
         Accumulated deficit                                     (8,159,921)
                                                                 ----------
                  Shareholders' equity                            1,549,280
                                                                 ----------

Total liabilities and shareholders' equity                      $ 8,606,976
                                                                ===========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         For the nine months
                                                         ended September 30,
                                                         -------------------
                                                         1997           1996
                                                         ----           ----

Income
         Revenue                                     $ 7,248,963    $ 6,346,668
                                                     -----------    -----------
                                                       7,248,963      6,346,668


Costs and Expenses
         Operating                                     4,832,626      4,512,596
         Selling, general and administrative           1,641,351      1,908,053
         Interest                                        360,809        220,572
                                                     -----------    -----------
                                                       6,834,786      6,641,221
                                                     -----------    -----------

Income (loss) before income taxes                        414,177       (294,553)

Income taxes                                                   0              0
                                                     -----------    -----------

Net income (loss)                                        414,177       (294,553)

Preferred stock dividends                                 92,664         92,664
                                                     -----------    -----------

Net income (loss) applicable to common
    shareholders                                     $   321,513    $  (387,217)
                                                     ===========    ===========

Weighted average shares of common stock
    outstanding                                        5,534,285      3,005,496
                                                     -----------    -----------

Net income (loss) per share of common
    stock (Note 2)                                   $       .06    $      (.13)
                                                     ===========    ===========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         For the three months
                                                          ended September 30,
                                                         --------------------
                                                          1997          1996
                                                          ----          ----
     Income
         Revenue                                     $ 2,516,069    $ 2,132,389
                                                     -----------    -----------
                                                       2,516,069      2,132,389

Costs and Expenses
         Operating                                     1,678,246      1,574,067
         Selling, general and administrative             480,158        707,555
         Interest                                        144,202        101,790
                                                     -----------    -----------
                                                       2,302,606      2,383,412
                                                     -----------    -----------

Income (loss) before income taxes                        213,463       (251,023)

Income taxes                                                   0              0
                                                     -----------    -----------

Net income (loss)                                        213,463       (251,023)

Preferred stock dividends                                 30,888         30,888
                                                     -----------    -----------

Net income (loss) applicable to common
    shareholders                                     $   182,575    $  (281,911)
                                                     ===========    ===========

Weighted average shares of common stock
    outstanding                                        5,439,300      3,005,496
                                                     -----------    -----------

Net income (loss) per share of common
    stock (Note 2)                                   $       .03    $      (.09)
                                                     ===========    ===========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                   For the nine months
                                                                   ended September 30,
                                                                   -------------------
                                                                  1997           1996
                                                                  ----           ----
Cash flows from operating activities:
         Net income (loss)                                    $   414,177    $  (294,553)
         Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Depreciation and amortization                    544,238        471,501
         Changes in assets and liabilities:
                 Decrease (increase) in receivables                28,947       (313,140)
                 (Increase) decrease in inventory                  (3,503)         6,523
                 (Increase) in prepaid expenses                   (58,946)      (187,455)
                 (Increase) in other assets                       (45,396)        (6,555)
                 Increase in deposits payable                     150,000              0
                 (Decrease) increase in accounts payable
                     and accrued expenses                        (837,805)       914,724
                                                              -----------    -----------

                  Net cash provided by operating activities       191,712        591,045
                                                              -----------    -----------

Cash flows from investing activities:
         Capital expenditures                                  (1,226,608)    (1,101,324)
                                                              -----------    -----------

                  Net cash used in investing activities        (1,226,608)    (1,101,324)
                                                              -----------    -----------

Cash flows from financing activities:
         Proceeds from exercise of options                              0          2,500
         Registration costs                                       (18,000)       (24,156)
         Borrowing under financing agreement                      187,773        315,686
         (Repayment) borrowing under
             short-term notes payable                             (19,131)        43,518
         Borrowing (repayment) of long-term debt                   33,021       (171,456)
         Borrowing under capital lease
             obligations                                          943,171        190,063
                                                              -----------    -----------

                  Net cash provided by financing activities     1,126,834        356,155
                                                              -----------    -----------

Net increase (decrease) in cash                                    91,938       (154,124)

Cash at beginning of period                                        75,703        175,390
                                                              -----------    -----------

                           Cash at end of period              $   167,641    $    21,266
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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have increased approximately $125,000 to $2,768,653 at September 30, 1997 compared to $2,643,213 at December 31, 1996. The increase was primarily due to a $91,938 increase in cash, a $58,946 increase in prepaid expenses (primarily insurance) offset partially by a $28,947 decrease in accounts receivable. The Company had positive working capital of approximately $760,949 at September 30, 1997 compared to positive working capital of approximately $292,458 at December 31, 1996. The increase of approximately $468,491 was the result of a $837,805 decrease in accounts payable and accrued expenses, an additional $300,000 decrease in accounts payable owed to a subsidiary of Teleflex, Inc., in exchange for the Company's issuance of 150,000 shares of its common stock to TFX Equities, Inc., a wholly owned subsidiary of Teleflex, Inc., for $2.00 per share in February, 1997, an increase of $91,938 in cash and a $58,946 increase in prepaid expenses (primarily insurance), offset by the loan agreement with TFX Equities, Inc., of $500,000 due January 31, 1998, an increase in the current obligation under capital lease of $163,884, a royalty deposit of $150,000 related to the sale of the contract sterilization services effective December 31, 1997, and a $28,947 decrease in accounts receivable. There was an increase in the working capital ratio, to 1.50 to 1 at September 30, 1997 versus 1.12 to 1 at December 31, 1996. This was directly the result of the reductions in accounts payable and accrued expenses described above.

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

COSTS AND EXPENSES

      Total expenses increased approximately $194,000 or 2.9% to approximately $6,834,786 for the nine months ended September 30, 1997 compared to approximately $6,641,221 for the nine months ended September 30, 1996. Operating expenses have increased approximately $320,000 or 7.1% due primarily to increases in labor and benefits to support the increased sales volume. Selling, general and administrative expenses have decreased approximately $267,000 or 14.0% due primarily to the Company's continued strategy to reduce discretionary costs, in addition to, certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $140,000 or 63.6% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and other equipment and the additional borrowing of $500,000 from TFX Equities, Inc.

      Total expenses decreased approximately $81,000 or 3.4% to approximately $2,302,606 for the three months ended September 30, 1997 compared to approximately $2,383,412 for the three months ended September 30, 1996. Operating expenses have increased approximately $104,000 or 6.6% due to increases in labor and benefits to support increased sales volume. Selling, general and administrative expenses have decreased approximately $227,000 or 32.1% due primarily to the Company's continued strategy to reduce discretionary costs, in addition to, certain national marketing expenses being borne by SSI whereas last year they were borne by the Company and reduced legal expenses. Interest expense increased approximately $42,000 or 41.7% due to the timing of increased capital lease expense incurred in the purchase of surgical instruments and other equipment and the additional borrowing of $500,000 from TFX Equities, Inc..

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued


NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net income applicable to common shareholders was approximately $322,000 or $.06 per share for the nine months ended September 30, 1997 compared to net
(loss) of approximately ($387,000) or ($.13) per share for the nine months ended September 30, 1996.

      Net income applicable to common shareholders was approximately $183,000 or $.03 per share for the three months ended September 30, 1997 compared to net
(loss) of approximately ($282,000) or ($.09) per share for the three months ended September 30, 1996.

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


                                           MEDICAL STERILIZATION, INC.


Date  March 30, 1998                /s/ D. Michael Deignan
                                    -----------------------------------------
                                    D. Michael Deignan, President/C.E.O. and
                                      Principal Financial Officer

                                    /s/ Ivan Zubin
                                    -----------------------------------------
                                    Ivan Zubin, Director of Finance and
                                       Principal Accounting Officer