Form 10KSB40
period 1997-12-31
MEDICAL STERILIZATION INC
filed 1998-03-31
CIK 723592

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to ______
      ___________________

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the fiscal year ended December 31, 1997 were $9,890,277. As of March 20, 1998, the aggregate market value of the Issuer's voting stock (including common stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock) held by non-affiliates was approximately $2,052,978 based on the average bid and asked price of the Issuer's Common Stock on March 20, 1998 as reported on the Nasdaq Bulletin Board System.

As of March 20, 1998, there were 3,170,496 shares of the Issuer's Common Stock, par value $.01 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in Part III of this Form 10-KSB: (1) Proxy Statement for the Issuer's 1998 Annual Meeting of Shareholders - Items 9, 10, 11 and 12.

================================================================================

Item 1. Description of Business

Overview

      Medical Sterilization, Inc. ("MSI" or the "Company") provides off-site reprocessing and sterilization of the Company's standard containerized reprocessable sterilized surgical instrument sets ("Instrument Sets") as well as certain other items requiring sterilization ("Sterilizable Items") for healthcare providers such as hospitals, hospital networks and ambulatory surgi-centers. See "Sterilization Services for Healthcare Providers". In 1997 MSI also provided contract steam, Ethylene Oxide ("EtO"), and radiation sterilization services for manufacturers of disposable medical products such as bandages, sponges, tracheotomy kits, surgical gloves and laboratory ware. See "Contract Sterilization of Disposable Medical Products". In addition, in 1997 the Company utilized its electron beam radiation accelerator (the "Accelerator") to process various industrial products, to perform certain modifications to those products and to process polytetrafluoroethylene ("PTFE"). See "Radiation Processing of Industrial Products". In furtherance of its decision to focus on its Instrument Set sterilization processing business, on March 17, 1997, MSI agreed to sell its Accelerator to Shamrock Technologies, Inc. ("Shamrock") with title to pass no later than April 30, 1998. Furthermore, in order to maximize the value of its remaining contract sterilization and industrial processing business and to provide stability for its accelerator processing customers, on April 9, 1997, MSI executed a Joint Marketing Agreement with E-BEAM Services, Inc. ("E-BEAM").

      The Company provides its off-site reprocessing and sterilization services and pre-sterilized reprocessable Instrument Sets to hospitals, hospital networks and ambulatory surgi-centers in New York, New Jersey, Pennsylvania and the New England states, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine (the "Northeast Corridor"). On May 16, 1997, the Company entered into a Joint Venture Agreement with TFX Equities Incorporated ("TFX"), a wholly owned subsidiary of Teleflex, Incorporated ("Teleflex"), setting the terms of participation, capitalization and operation of a corporation to be known as SSI Surgical Services, Inc. ("SSI"). In January, 1997, TFX had acquired all of the Company's outstanding Convertible Preferred Stock from the previous owner of such stock and in January, 1997, TFX acquired an additional 150,000 shares of common stock. As a result, TFX now controls approximately 48% of the Company's voting stock. The purpose of the Joint Venture is to market the offsite reprocessing and sterilization of surgical instruments and the management of on-site sterilization services to hospitals and healthcare facilities in all of North America. The Company's principal territory is the Northeast Corridor, but it has agreed with SSI to cooperate on proposals for management of in-house processing for healthcare providers in the Northeast Corridor. TFX owns 62.5 percent of the common shares of SSI and the Company owns 37.5 percent. TFX is contributing to SSI initial operating and project capital and the Company is contributing to SSI personnel and know-how including its proprietary Steritrack system for tracking instruments in hospitals. In September, 1997, SSI entered into its first multi-year contract to provide total management of a Hospital's sterile processing functions.

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

Sterilization Services for Healthcare Providers

      MSI provides off-site cleaning, decontamination and sterilization processing of the Company's standard containerized reprocessable sterilized surgical Instrument Sets as well as Sterilizable Items for healthcare providers such as hospitals and ambulatory surgi-centers within the Northeast Corridor. As of March 20, 1998, MSI had 21 contracts with healthcare providers in its area of operations to provide its instrument services for labor and delivery; 22 contracts to provide its instrument services for operating rooms; 3 contracts to provide laparoscopic instruments; 9 contracts to provide basins; 6 contracts to provide gowns and/or towels; 2 contracts to provide its instrument services for open heart and vascular surgery; 4 contracts to provide instrument services for ambulatory surgery; 3 contracts to provide EtO processing for instruments which could not be sterilized in a steam sterilizer; and 1 contract to provide training and consulting of employees in the central sterilizing unit in a hospital. The value of contracts to be implemented through the year 2003 is approximately $20,227,000, as of March 20, 1998. The Company estimates that there are approximately 250 such healthcare providers in the Northeast Corridor.

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

      By utilizing state of the art, industrial size equipment, modern sterilization technology, less expensive labor, and handling larger volumes, the Company believes that it offers a cost- effective, high quality alternative to in-house sterilization facilities. The Company has installed modern, industrial size sterilization equipment at its Syosset facility, including an ultrasonic cleaning system, two tunnel washers, two 300 cubic foot steam sterilizers and two 8 cubic foot EtO sterilizers.

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

Contract Sterilization of Disposable Medical Products

      During 1997, MSI provided contract steam, EtO and radiation sterilization services to manufacturers of disposable medical products. The Company sterilized disposable medical products such as adhesive and gauze bandages, lap sponges, absorbent cotton balls, tracheotomy kits, trauma dressings, operating room drapes, surgical gloves, in vitro diagnostic kits and laboratory ware, such as pipettes, petri dishes, flasks, roller bottles and tissue culture wells. As of December 31, 1997, the Company's customers in this area included 39 disposable medical products manufacturers such as Busse Hospital Disposables, Elkay Products, Inc. and Hermitage Hospital Supply Corp. located within a 300 mile radius of its Syosset, New York facility.

      As heretofore stated, the Company's Board of Directors determined that it was in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. Therefore, the Company entered into an agreement as of March 17, 1997 to sell its Accelerator for the approximate sum of $1,250,000 to Shamrock with transfer of title to occur no later than April 30, 1998. The Company's licenses to operate the Accelerator were extended to April 30, 1998. In view of the sale of the accelerator to Shamrock in 1997, the Company evaluated opportunities to maximize the value of its electron beam related businesses, including its contract sterilization of disposable medical products unit and its radiation processing of industrial products unit. As a result, as of April 9, 1997, the Company entered into a joint marketing program with E-BEAM to provide stability for its remaining contract sterilization and industrial processing business. The agreement provided for the transfer of the Company's contract sterilization and industrial processing customers to E-BEAM at a price of 15% of related revenues up to $350,000. Upon execution of the agreement the Company received a nonrefundable down payment against future commissions of $150,000. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Radiation Processing of Industrial Products

      During 1997 MSI performed radiation processing services for 15 industrial products manufacturers whose products included fabricated plastic objects, gaskets, tubing and plastic sheet and film. The Company's Accelerator was used to link chemically a long string of molecules of polyethylene and polyvinylchloride, to treat crude rubber to achieve bonding and hardening and to link undivided chemical compounds into a larger chemical entity. See the previous paragraph regarding the proposed joint marketing agreement with E-BEAM.

      In 1997 the Company's primary radiation processing activity was the irradiation of PTFE. Once processed, the PTFE can be ground into very small particles for use primarily as an additive for printing inks and as a lubricant. The Company processed PTFE for Shamrock and Precision Micron Powers, Inc. ("Precision"), a distributor of PTFE owned by Shamrock, pursuant to a Toll Processing Agreement, as amended on March 17, 1997. Pursuant to the Toll Processing Agreement, as amended, MSI processed PTFE only for Precision and Shamrock, and Precision and Shamrock agreed to use certain minimum levels of processing services through December 31, 1997. Revenues from such services were approximately $3,040,000 in 1997.

Competition

      The Company's principal competition with respect to its sterilization services for healthcare providers comes from the in-house sterilization facilities of hospitals and ambulatory surgi-centers. Most hospitals have in-house sterilization capability and many have invested significant capital in their sterilization facilities. Also, the in-house sterilization facility staff may be committed to maintaining the facility and its current staffing levels. As a result, healthcare providers may be reluctant to shift their sterilization activities from in-house to an off-site contractor. Furthermore, some hospitals have union agreements that preclude or mitigate a hospital's ability to outsource. In today's managed care driven, consolidating environment, hospitals and hospital networks are renegotiating these agreements with yet to be determined success.

      MSI has no competitor operating in an off-site environment which can replicate MSI's sterilization services program though variations of the MSI model potentially exist and/or have been announced in traditional hospital purchasing news. Sterile Recoveries, Inc., Sterilization Management Group and Angelica Corp. now compete with the Company in processing gowns, linens and basins but their operating facilities are all outside the Northeast Corridor. Substantial know-how and capital intensive barriers could limit competitive interest. Furthermore, the Company's proprietary hospital tracking software system gives it a competitive advantage.

      Several small and large companies are specializing in on-site instrument processing, consulting and management services, providing hospitals and hospital networks a competitive choice between MSI's off-site instrument processing and sterilization services. A wholly owned subsidiary of Teleflex, Endoscopic Specialties Inc. (ESI), specializes in on-site instrument processing. However, as previously stated MSI and TFX jointly formed SSI to provide instrument reprocessing in North America and SSI, MSI and ESI have joined to provide a total instrument management solution for individual hospitals and hospital networks throughout North America.

Customers

      The Company sells its sterilization services to healthcare providers such as hospitals and ambulatory surgi-centers in the Northeast Corridor. As of March 20, 1998, the Company provided Instrument Sets and sterilization services for Sterilizable Items pursuant to 71 sterilization services contracts with 43 hospitals and ambulatory surgi-centers. With respect to contract sterilization services for disposable medical products manufacturers, in 1997 the Company provided contract sterilization services to 39 disposable medical products manufacturers. In 1997, the Company processed industrial products for 15 industrial companies principally in the Northeastern United States. For the fiscal year ended December 31, 1997, sales to Precision and Shamrock amounted to approximately $3,040,000 and accounted for substantially all of the Company's revenues from industrial product radiation processing services and 30.8% of the Company's total revenues. No other single customer accounted for 10% or more of the Company's total revenues for the fiscal year ended December 31, 1997. The cessation of contract sterilization of disposable medical products and processing of industrial products including PTFE in 1998 could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that any adverse effect may be offset by reductions in selling, general and administrative costs related to such discontinued services, rentals to be received from subleasing the space used in providing these services and the anticipated increase in the sterilization services for healthcare providers as a result of the Company's focus on such core activities.

Suppliers

      The Company purchases from surgical instrument manufacturers the surgical instruments included in Instrument Sets that are provided to hospitals and ambulatory surgi-centers. The Company believes that such instruments are readily available at market prices.

Sales and Marketing

      MSI's sales and marketing strategy is to grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its services into the general operating room of the hospital after a period of successful product performance in the labor and delivery area. The Company has expanded its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company's sales and marketing efforts are coordinated by sales professionals with appropriate clinical and hospital expertise.

      Furthermore, the Company entered into a joint venture with TFX to form SSI to sell decontamination, reprocessing and sterilizing services in select highly populated urban centers in North America and is cooperating with SSI to market management services in the Northeast Corridor.

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

Government Regulation

      The Company has obtained a license from the New York State Department of Environmental Conservation operating through the Nassau County Department of Health to operate its radiation sterilization and processing facility. This license is currently in force and will remain in force until April 30, 1998. The Company believes it is in material compliance with applicable laws and regulations with respect to its radiation sterilization and processing facility. The Company believes that it is in material compliance with the regulations of the Nassau County Department of Public Works with regard to the disposition of effluents.

      The Company is registered with the Department of Health and Human Services, Public Health Service of the FDA, and believes it is in material compliance with the FDA compliance program with regard to the industrial sterilization of medical devices. With regard to the reprocessing of instrument sets for hospitals, the Company complies with FDA's program even though, for these purposes, a hospital (and the Company, by extension) is not considered to be a manufacturer of medical devices and is, therefore, not subject to the FDA regulations.

      The Company is also subject to the requirements of the Occupational Safety and Health Administration ("OSHA") and believes that it is in material compliance with such requirements. The Company believes that it is in material compliance with all other applicable federal, state and local rules and regulations relating to the conduct of its business.

Employees

      As of December 31, 1997, the Company had 93 full-time and 27 part-time employees. As of January 1, 1998, 7 employees were terminated and before January 31, 1998 an additional 10 employees were terminated as a result of the cessation of the radiation processing of PTFE. Management believes its relations with its employees are good. None of its employees are covered by any collective bargaining agreement.

Item 2. Description of Property

      The Company's headquarters, including its executive offices, sterilization facility and radiation processing facility, occupy approximately 103,000 square feet of leased space in a building located at 225 Underhill Boulevard, Syosset, New York. The Company originally entered into its headquarters lease on March 1, 1984. On November 20, 1995, the Company executed a new lease for its headquarters which provides for a term of March 1, 1996 through February 28, 2001 with an annual rent of $456,000 for the first three years and $504,000 for the next two years. The Company and its Landlord are negotiating an extension of the lease to 2011 at increased rentals and the Company is also negotiating a sublease through 2011 for 50,000 square feet of its premises at annual rentals plus other reimbursements of approximately $300,000.

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

Item 3. Legal Proceedings

      In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

      No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The Company's Common Stock, $.01 par value per share, has been traded in the over-the-counter market (under the symbol "MSTI") since September 26, 1983 and is now quoted on the Nasdaq Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 20, 1998 was 278.

The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 1998 (through March 20, 1998):

      1998                                     High Bid          Low Bid
      ------------------------------------------------------------------
      First Quarter (through March 20, 1998)    $1.313            $0.875

      1997
      ----
      Fourth Quarter                             1.375             0.875
      Third Quarter                              1.688             1.000
      Second Quarter                             1.688             1.000
      First Quarter                              2.625             1.188

      1996
      ----
      Fourth Quarter                             2.625             1.000
      Third Quarter                              1.375             1.375
      Second Quarter                             3.000             0.938
      First Quarter                              1.563             0.938

      The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company is required to pay dividends at the rate of 8% per annum per share with respect to the outstanding shares of Series B Convertible Preferred Stock. At the option of the Company, the dividends may be paid in cash or accrued. If accrued, the dividends shall be added to the face amount of the Series B Convertible Preferred at the time of conversion. In addition, certain of the Company's financing agreements and the terms of the Company's outstanding Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock prohibit the payment of dividends on the shares of Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company reported net income of approximately $613,000 in the year ended December 31, 1997 compared to a net loss of approximately $995,000 in the year ended December 31, 1996. The increase in net income was mainly the result of a record influx of newly contracted hospital business during 1997, improved control of operating and selling, general and administrative expenses, and the absence of prior year bad debt losses and one-time costs related to legal expenses, as well as, the one-time charge of $103,000 to reflect the reduction of the value of the E-Beam Accelerator that was contracted to be sold to Shamrock in 1997. The Company was also able to reduce its selling, general and administrative costs related to certain national marketing expenses, by forming SSI, the new joint venture company with TFX. TFX acquired all of the Company's outstanding Convertible Preferred Stock in 1997, and now holds approximately 48% of voting stock in the Company. Another Teleflex subsidiary,

ESI, which owns and manages endoscopic and specialized instrumentation and provides on-site processing services, will also join with the Company and SSI to provide a total instrument management solution for individual hospitals and hospital networks throughout North America.

      Under the agreement with TFX, the Company will remain as an independent public entity, whose territory will encompass the Northeast Corridor. In this territory, which accounts for approximately 20 percent of the surgical procedures in the United States, the Company will continue to provide its instrument management and sterilization services. SSI will be responsible for marketing and delivering these same services to the remainder of the United States and Canada.

      Terms of the agreement provide that TFX will own 62.5 percent of the common shares of SSI and the Company will own the remaining 37.5 percent. The Company will contribute personnel and know-how, including its proprietary multi-hospital tracking system and a developing customer list in select highly populated urban centers. TFX will provide the initial operating and project capital required to fund expansion into markets as SSI contracts are executed. ESI will also contribute its know-how.

      For the fiscal year ended December 31, 1997, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 58.8%, 10.4% and 30.8%, respectively, of the Company's revenues, as compared with 55.1%, 11.0% and 33.9%, respectively, for the fiscal year ended December 31, 1996. The Company's Board of Directors has determined that it is in the best interests of the Company's shareholders that the Company focus on its core Instrument Set sterilization processing business. Accordingly, it has contracted to sell its Accelerator system to Shamrock and has entered into a joint marketing agreement with E-BEAM. Under the Agreement with Shamrock the Company will receive approximately $1,250,000 for the Accelerator and related equipment with a Closing Date of no later than April 30, 1998 at which time title to the beam would be transferred to Shamrock. Shamrock has posted a $500,000 standby letter of credit in escrow in consideration therefor.

      In January, 1997, the Company entered into a loan agreement with TFX. The principal amount of the loan is $500,000 and bears interest at the rate of prime plus 1%. The balance of the loan at December 31, 1997, was $400,000. Monthly installment payments in increments of $50,000 are due the beginning of 1998, with the entire balance of principal and interest unpaid due and payable on May 8, 1998.

      In January, 1997, the Company issued 150,000 shares of its common stock to TFX in settlement of $300,000 of accounts payable due to Pilling Weck, a subsidiary of Teleflex.

      In April, 1997, the Company entered into a joint marketing agreement and an agreement to sell its contract sterilization services to E-BEAM effective December 31, 1997. Under the terms of the agreement, the Company will receive a maximum purchase price of $350,000 for the business based on a schedule of commissions earned at up to 15 percent of related revenues from January 1, 1998 to December 31, 2000. Upon execution of the agreement, the Company received a nonrefundable deposit of $150,000.

      In April, 1997, the Company entered into a master lease agreement with North Fork Bank in the amount of $1,500,000. The lease provides for and was drawn down to purchase instruments for inventory and was classified as a capital lease. The agreement has an interest rate of prime plus 1/2 percent which is set at each draw down. The lease agreement is guaranteed by Teleflex.

      In October, 1997, the Company extended and modified its financing agreement with its commercial lender. The agreement was extended to January 31, 2000, and the advance rate on the Company's eligible Accounts Receivable was increased to 85% from the existing 75%. The total cost of funds was also reduced through a reduction in the interest rate on the facility from the prime rate plus 3.5% to prime plus 2%, and a reduction in the facility fee from 1% to 1/2% of the loan balance per annum. See Note 6 to the Financial Statements.

Results of Operations

1997 Compared with 1996

Revenues

      Revenues for the year ended December 31, 1997 increased approximately 14.7% to $9,890,000 from approximately $8,626,000 for the year ended December 31, 1996. The increase in revenues was attributable to an approximate $1,081,000 or 22.8% increase in total revenues related to the Company's sterilization services to healthcare providers, an approximate $110,000 or 3.7% increase in total revenues related to the Company's radiation processing of industrial products services and an approximate $73,000 or 7.6% increase in total revenues related to the Company's contract sterilization services. The increase in total revenues related to the Company's sterilization services to healthcare providers was attributable to market penetration of new customers and expanded services to the Company's existing customer base. During 1997, the Company signed several new multi-year contracts with major healthcare providers in the region. The increase in radiation revenues was primarily attributable to the acceleration of Teflon processing related to the impending termination of these services. The increase in contract revenues, in turn, was mainly attributed to renegotiated rates with certain key customers to more accurately reflect the service provided by the Company.

Other Income

      In April 1997, the Company received $150,000 in connection with the sale of its contract sterilization services to E-BEAM, which is nonrefundable. This receipt has been reported as other income.

Gross Profit

      Gross profit (revenues minus operating expenses) increased approximately $1,017,000 or 35.2% from approximately $2,887,000 in the year ended December 31, 1996 to approximately $3,904,000 in the year ended December 31, 1997. Gross profit as a percentage of revenues increased approximately 6.0% from 33.5% in the year ended December 31, 1996 to 39.5% in the year ended December 31, 1997. The increase in the Company's gross profit was attributable to improved production efficiencies in the Company's facility and the flow on benefits from increased sales volumes. The major components of these efficiencies were a reduction in labor as a percentage of revenues and a reduction in supplies used in production offset by other increases related to new volume.

Distribution Costs

      Distribution costs increased approximately $72,000 or 15.2% from approximately $471,000 in the year ended December 31, 1996 to approximately $543,000 in the year ended December 31, 1997. As a percentage of revenues, distribution costs remained relatively the same over the prior year at 5.5%. The increase is primarily the result of increased sales volume.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased by approximately $101,000 from approximately $2,442,000 in the year ended December 31, 1996 to approximately $2,341,000 in the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 28.3% in the year ended December 31, 1996 to 23.7% in the year ended December 31, 1997. The decrease is attributed to the Company's continued strategy to reduce discretionary costs, in addition to certain national marketing expenses being borne by SSI whereas last year they were borne by the Company, and reduced legal expenses.

Bad Debt Expense

      Bad debt expense decreased by approximately $499,000 from approximately $560,000 in the year ended December 31, 1996 to approximately $61,000 in the year ended December 31, 1997. The decrease is attributed to write-offs and adjustments made in 1996 related to a receivable from a customer in bankruptcy and the settlement of amounts in dispute. The Company has determined that its allowance for doubtful accounts is sufficient to cover the receivables from its hospital operations.

Write Down of Assets

      The decrease of approximately $103,000 is related to the charge taken in 1996 to reflect the reduction in the value of assets associated with the sale of the electron beam Accelerator. In March 1997, the Company entered into a sales agreement to sell the Accelerator to Shamrock.

Interest Expense

      Interest expense increased by approximately $179,000 from approximately $307,000 for the year ended December 31, 1996 to approximately $486,000 for the year ended December 31, 1997. The increase is directly attributed to the increased interest charges incurred in financing the purchase of surgical instruments and other equipment and the additional borrowing of $500,000 from TFX.

Net Income

      Net income for the year ended December 31, 1997 was approximately $613,000, an increase of 161.6% from a net loss of approximately ($995,000) in the year ended December 31, 1996.

Net Income (Loss) Applicable to Common Shareholders

      Diluted earnings per share for the year ended December 31, 1997 were approximately $0.09, a 124.3% increase from the net loss per share of approximately ($0.37) for the year ended December 31, 1996. Basic earnings per share for the year ended December 31, 1997 were $0.16, an increase of 143.2% from ($0.37) in basic earnings per share for the year ended December 31, 1996. Excluding the effect of preferred dividends, earnings per share for the year ended December 31, 1997 were $0.11, an increase of 133.3% from ($0.33) in earnings per share before the effect of preferred dividends for the year ended December 31, 1996.

Results of Operations

1996 Compared with 1995

Revenues

      Revenues for the year ended December 31, 1996 decreased approximately 1.7% to approximately $8,626,000 from approximately $8,772,000 for the year ended December 31, 1995. The decrease in revenues was attributable to an approximate $18,000 increase in total revenues related to the Company's sterilization services to healthcare providers and an approximate $225,000 or 8.3% increase in total revenues related to the Company's radiation processing of industrial products services, offset by an approximate $389,000 or 28.9% decrease in total revenues related to the Company's contract sterilization services. The increase in radiation processing revenues was primarily attributable to increased business under the Company's toll processing agreement with Shamrock. The decrease in the contract sterilization business was due primarily to the loss of the Company's largest customer which moved its business out of the Company's area of operation.

Gross Profit

      Gross profit (revenues minus operating expenses) increased approximately $161,000 or 5.9% from approximately $2,726,000 in the year ended December 31, 1995 to approximately $2,887,000 in the year ended December 31, 1996. Gross profit as a percentage of revenues increased approximately 2.4% from 31.1% in the year ended December 31, 1995 to 33.5% in the year ended December 31, 1996. The increase in the Company's gross profit was attributable to improved production efficiencies in the Company's facility. The major components of these efficiencies were a reduction in labor as a percentage of revenues and a reduction in supplies used in production.

Distribution Costs

      Distribution costs increased approximately $94,000 or 25.0% from approximately $377,000 in the year ended December 31, 1995 to approximately $471,000 in the year ended December 31, 1996. The increase is primarily the result of higher wages for drivers.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by approximately $654,000 from approximately $1,788,000 in the year ended December 31, 1995 to approximately $2,442,000 in the year ended December 31, 1996. As a percentage of revenues, selling, general and administrative expenses increased from 20.4% in the year ended December 31, 1995 to 28.3% in the year ended December 31, 1996. The major portion of the increase was the result of the Company making a significant investment in its national sales and marketing areas. The Company strengthened these areas as it prepared to expand from a Regional Company to a National Company. In addition the Company had above normal historical levels of legal expenses from its new legal counsel and additional one time termination expenses incurred as result of the elimination of an Officer's position. Also, the Company added a full-time Chief Executive Officer to direct the nationalization and other growth programs. The former Chief Executive Officer and Chairman of the Board of Directors now functions solely as Chairman providing consulting services at 50.0% of his former salary.

Bad Debt Expense

      Bad debt expense increased by approximately $526,000 from $34,000 in 1995 to $560,000 in 1996. This increase is due to write-offs and adjustments of $307,000 in 1996 and an increase in the allowance for doubtful accounts of $219,000. The increase in write-offs and adjustments is due to the write-off of a receivable from a customer in bankruptcy and the settlement of amounts in dispute. The increase in the allowance for doubtful accounts relates to receivables from certain hospitals whose financial condition has deteriorated.

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

Interest Expense

      Interest expense decreased by approximately $28,000 from approximately $335,000 for the year ended December 31, 1995 to approximately $307,000 for the year ended December 31, 1996.

Net Loss

      The Company incurred a net loss of approximately ($995,000) in the year ended December 31, 1996 compared to net income of approximately $192,000 in the year ended December 31, 1995. The net loss was mainly the result of costs incurred to implement its National Sales Program, providing additional reserves for bad debt losses and costs incurred related to above normal historical levels of legal expenses from its new legal counsel and additional one time termination expenses incurred as a result of the elimination of an Officer's position. Also, the Company added a full-time Chief Executive Officer to direct the nationalization and other growth programs. The former Chief Executive Officer and Chairman of the Board of Directors now functions solely as Chairman providing consulting services at 50% of his former salary.

Net Income (Loss) Applicable to Common Shareholders

      Diluted earnings per share for the year ended December 31, 1996 were approximately ($0.37), a decrease of $0.39 from the net earnings per share of $0.02 for the year ended December 31, 1995. Basic earnings per share for the year ended December 31, 1996 were ($0.37), a decrease of $0.40 from $0.03 in basic earnings per share for the year ended December 31, 1995. Excluding the effect of preferred dividends, earnings per share for the year ended December 31, 1996 were ($0.33), a decrease of $0.39 from $0.06 in earnings per share before the effect of preferred dividends for the year ended December 31, 1995.

Liquidity and Capital Resources

      Current assets have increased approximately $1,206,000 to approximately $3,849,000 at December 31, 1997 from approximately $2,643,000 at December 31, 1996. The increase was primarily attributable to the classification of $1,250,000 as current assets held for sale in connection with the sale of the E-Beam accelerator, an approximate $68,000 increase in prepaid expenses, offset by an approximate $43,000 decrease in cash, an approximate $18,000 decrease in net accounts receivable and an approximate $51,000 decrease in inventory.

      The Company had working capital of approximately $1,530,000 at December 31, 1997, compared to working capital of approximately $292,000 at December 31, 1996. The Company's current ratio at December 31, 1997, was 1.66 to 1 compared to a current ratio of 1.12 to 1 at December 31, 1996. The increase in the Company's working capital and current ratio at December 31, 1997 compared to December 31, 1996 was primarily the result of the classification of $1,250,000 as current assets held for sale in connection with the sale of the E-Beam accelerator, the Company's net income for the year and improved cash flow which was primarily used to reduce current liabilities.

      The Company currently plans to expand its business by increasing its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit and the completion of the sale of the electron beam accelerator in April, 1998, will be sufficient to meet working capital requirements during 1998. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

      Capital expenditures totaled approximately $2,239,000 in 1997 as compared with approximately $850,000 in 1996. The increase in expenditures was principally driven by purchases of surgical instruments and containers financed under a new $1.5 million lease arrangement (See Note 7 to the Financial Statements). These purchases were primarily made to support the Company's supply obligations under new contracts entered into during 1997.

      Management plans to purchase additional surgical instruments, as and if required to support the Company's contract sterilization growth objectives. Cash flows from operating activities will provide support for these expenditures, however, additional external financing may also be required. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

Inflation

      The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future. Relating to the sufficiency of funds for the Company's working capital requirements during 1998, the Company's expectation that future cash flow will continue to be provided from operations and the Company's not presently anticipating that inflation will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

      The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss or a very small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company may require additional working capital in the future and there can be no assurance that such working capital will be on acceptable terms, if at all. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company historically has relied on a relatively small number of customers, including Shamrock and Precision, for a large percentage of its total revenues. The termination of the Toll Processing Agreement on December 31, 1997 could have a material adverse effect on the Company's results of operations after 1997. The Company's healthcare provider customers are concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company's future success will depend in part on its ability to convince hospitals and other healthcare providers to utilize the Company's off-site sterilization services as opposed to their own on-site facilities. Hospitals may resist this change for a number of reasons, including the preferences of hospital staffs which may wish to preserve their existing staffing, labor unions which may resist any staffing reductions and the ongoing consolidation of hospitals which may impact the willingness of hospital administrators to make operational decisions on a timely basis and which may affect a hospital's decision to utilize an off-site processor as opposed to retaining one or more of the consolidated hospital group's central sterilization facilities to provide services for the entire group. The Company relies upon the know-how of its employees and upon its hospital tracking software to efficiently conduct its business. Any invalidation of these intellectual property rights or lengthy and expensive defense of these rights could have a material adverse effect on the Company.

      The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including: competitive pressures on selling prices and margins; the timing and cancellation of customer orders; the lengthy sales cycle of the Company's sterilization services to healthcare organizations; the Company's ability to maintain state-of-the-art sterilization facilities and the corresponding timing and amount of capital expenditures, particularly if the Company executes its plan for expansion; and the introduction of new services by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely effect its business, operating results and stock price.

Other Matters

      The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. The potential impacts on key customers and suppliers are not reasonably estimable at this time. Certain computer programs have been written using two digits rather than four to define a year which could, for example, result in a computer system incorrectly recognizing the year 2000 as the year 1900. Costs of resolving the "year 2000" problem are not currently expected to have a material adverse impact on financial position or results of operations.

Item 7. Financial Statements

      For the following financial information required by this Item, see Index on Page F-1.

Item 8. Changes in and Disagreements With Accountants and Accounting and Financial Disclosure

      On October 1, 1997, the Company's accountants, Coopers & Lybrand L.L.P. advised the Company that the client-auditor relationship had ceased due to their resignation. On October 27, 1997, the Company engaged Price Waterhouse LLP as its independent accountants for the year ended December 31, 1997. There were no disagreements with either Coopers & Lybrand L.L.P. or Price Waterhouse LLP on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated herein by reference to the information in the sections entitled "Proposal Relating to Election of Directors," "Occupations of Directors and Executive Officers," and "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

Item 10. Executive Compensation

      The information required by this Item is incorporated herein by reference to the information in the section entitled "Compensation and Other Information Concerning Directors and Officers" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated herein by reference to the information in the section entitled "Management and Principal Shareholders" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

Item 12. Certain Relationships and Related Transactions

      The information required by this Item is incorporated herein by reference to the information in the section entitled "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1997.

Item 13. Exhibits, List and Reports on Form 8-K

      (a) Exhibits:

            (3)(1) Restated Certificate of Incorporation filed May 24, 1989 - filed as Exhibit (3)(1) to Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (3)(2) Certificate of Amendment of Certificate of Incorporation filed January 4, 1990 - filed as Exhibit (3)(2) to Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (3)(3) Certificate of Amendment of Certificate of Incorporation filed November 25, 1994 - filed as Exhibit (3)(3) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (3)(4) Certificate of Amendment of Certificate of Incorporation filed June 17, 1996 - filed as Exhibit (3)(4) to Annual Report for the year ended December 31, 1996 on Form 10-KSB and incorporated herein by reference.

            (3)(5) Certificate of Amendment of Certificate of Incorporation filed January 6, 1997 - filed as Exhibit (3)(5) to Annual Report for the year ended December 31, 1996 on Form 10-KSB and incorporated herein by reference.

            (3)(6) Certificate of Correction of Certificate of Amendment of Certificate of Incorporation filed January 10, 1997 - filed as Exhibit (3)(6) to Annual Report for the year ended December 31, 1996 on Form 10-KSB and incorporated herein by reference.

            (3)(7) Amended and Restated By-Laws dated June 2, 1987 filed as Exhibit (3)(4) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

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

            (10)(5) Amendment to Toll Processing Agreement and to Agreement Modifying and Extending Toll Processing Agreement dated March 17, 1997 filed as Exhibit (10)(13) to Annual Report for the year ended December 31,1996 on Form 10-KSB and incorporated herein by reference.

            (10)(6) Purchase and Sale Agreement dated March 17, 1997 between the Company and Shamrock Technologies, Inc., dated March 17, 1997 - filed as Exhibit
(10)(14) to Annual Report for the year ended December 31,1996 on Form 10-KSB and incorporated herein by reference.

            (10)(7) Financing Agreement between the Company and Rosenthal & Rosenthal, Inc., dated October 17, 1994 - filed as Exhibit (19)(o) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

            (10)(8) Extension of Financing Agreement with Rosenthal & Rosenthal, Inc., dated December 22, 1995 - filed as Exhibit (19)(o)(1) to Amendment No. 4 to Registration Statement on Form SB-2 (File No. 33-96330) and incorporated herein by reference.

            (10)(9) Extension of Financing Agreement with Rosenthal & Rosenthal, Inc., dated April 29, 1996 - filed as Exhibit (10)(21) to Annual Report for the year ended December 31, 1996 on Form 10-KSB and incorporated herein by reference.

            (10)(10) Extension and Modification of Financing Agreement with Rosenthal & Rosenthal dated August 15, 1997.

            (10)(11) Credit Line and Term Loan Agreements with Apple Bank for Savings dated July 20, 1990 - filed as Exhibit (25) to Amendment No. 1 Registration Statement No. 33-28660 and incorporated herein by reference.

            (10)(12) Letter amending Credit Line and Term Loan Agreement from Apple Bank for Savings dated April 4, 1991 - filed as Exhibit (10)(19) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (10)(13) Letter confirming Term Loan Agreement from Apple Bank for Savings dated March 24, 1992 - filed as Exhibit (25)(b) to Annual Report for the year ended December 31, 1991 on Form 10-K and incorporated herein by reference.

            (10)(14) Amendment No. 1 to Credit Agreement with Apple Bank for Savings dated as of May 12, 1992 - filed as Exhibit (25)(c) to Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

            (10)(15) Loan Extension Agreement dated November 29, 1994 between the Company and Apple Bank for Savings - filed as Exhibit (25)(d) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

            (10)(16) Agreement with Dr. Kennard H. Morganstern dated February 7, 1995 - filed as Exhibit (26) to Amendment No. 1 to Form SB-2 (File No. 33-96330) and incorporated herein by reference.

            (10)(17) Letter of Intent between the Company and E-BEAM Services, Inc. dated March 19, 1997 - filed as Exhibit (10)(29) to Annual Report for the year ended December 31, 1996 on Form 10-KSB and incorporated herein by reference.

            (10)(18) Agreement between the Company and E-Beam dated April 9,
1997.

            (10)(19) Joint Venture Agreement between the Company and TFX Equities Incorporated, dated May 16, 1997 providing for SSI Surgical Services, Inc. - filed as Exhibit (10)(29) to Amendment No. 1 to Form SB-2 (File No. 33-96330) and incorporated herein by reference.

            27.1 Financial Data Schedule

      (b) Reports on Form 8-K

      Reports on Form 8-K dated October 1, 1997 and October 26, 1997 were filed by the Company.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1998                MEDICAL STERILIZATION, INC.

                              By: /s/ D. Michael Deignan
                                 ------------------------------------------
                              Name: D. Michael Deignan
                              Title: President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature            Title(s)                      Date
------------------            --------                      ----


/s/ D. Michael Deignan        President, Chief Executive    March 30, 1998
-------------------------     Officer and Director
D. Michael Deignan            (principal executive and
                              principal financial officer)


/s/ Ivan M. Zubin             Principal Accounting          March 30, 1998
-------------------------     Officer
Ivan M. Zubin


/s/ Larry C. Buckelew         Director                      March 30, 1998
-------------------------
Larry C. Buckelew


/s/ John R. Hoover            Director                      March 30, 1998
-------------------------
John R. Hoover


/s/ Kennard H. Morganstern    Director                      March 30, 1998
-------------------------
Kennard H. Morganstern


/s/ John J. Sickler           Director                      March 30, 1998
-------------------------
John J. Sickler


/s/ Forrest R. Whittaker      Director                      March 30, 1998
-------------------------
Forrest R. Whittaker


/s/ Harold L. Zuber, Jr.      Director                      March 30, 1998
-------------------------
Harold L. Zuber, Jr.

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(d) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

      No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended December 31, 1997. A copy of the Issuer's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 and the Issuer's Proxy Statement for the 1998 Annual Meeting of Shareholders will be furnished to shareholders and filed with the Securities and Exchange Commission on or about April 24, 1998.

                         MEDICAL STERILIZATION, INC.

                        INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Accountants                                       F-2

Report of Prior Independent Accountants                                 F-3

Balance Sheet as at December 31, 1997                                   F-4

Statements of Operations for the years ended December 31, 1997
    and 1996                                                            F-5

Statements of Shareholders' Equity for the years ended
    December 31, 1997 and 1996                                          F-6

Statements of Cash Flows for the years ended December 31, 1997
    and 1996                                                            F-7

Notes to Financial Statements                                           F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Medical Sterilization, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and of cash flows listed in the index on page F-1 of this Form 10-KSB present fairly, in all material respects, the financial position of Medical Sterilization, Inc. at December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of Medical Sterilization, Inc. for the year ended December 31, 1996 were audited by other independent accountants whose report dated March 28, 1997, expressed an unqualified opinion on those statements.


Price Waterhouse LLP

Philadelphia, Pennsylvania
March 16, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Medical Sterilization, Inc.

We have audited the accompanying statements of operations, shareholders' equity and cash flows of Medical Sterilization, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Au audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Medical Sterilization, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.

Melville, New York
March 28, 1997.

                           MEDICAL STERILIZATION, INC.

                                  BALANCE SHEET

                                December 31, 1997
                                -----------------

      ASSETS:

Current assets:
    Cash                                                       $    32,446
    Trade accounts receivable (net of allowance for
        doubtful accounts of $152,539)                           2,391,133
    Inventory                                                       70,603
    Prepaid expenses                                               105,044
    Assets held for sale                                         1,250,000
                                                               -----------
        Total current assets                                     3,849,226
Fixed assets, net                                                5,179,335
Other assets                                                       139,696
                                                               -----------
Total assets                                                   $ 9,168,257
                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses                       $  931,173
    Current maturities of long-term debt                           901,836
    Obligation under capital leases                                486,365
                                                               -----------
        Total current liabilities                                2,319,374
Long-term debt less current maturities                           1,450,009
Obligation under capital leases                                  1,871,780
                                                               -----------
        Total liabilities                                        5,641,163
                                                               -----------

Commitments and contingencies (Note 12)

Preferred stock:
    Convertible redeemable cumulative preferred stock,
     par value $.01 per share:
    Series B-authorized 1,000,000 shares, issued and
      outstanding 687,500 shares                                 1,777,504
                                                               -----------

Shareholders' equity:
    Convertible preferred stock, par value $.01 per share:
     Series C - authorized 2,000,000 shares, issued and
         outstanding 1,945,625 shares                            1,945,625

    Common stock, par value $.01 per share; authorized
      10,000,000 shares, issued and outstanding 3,170,496
       shares                                                       31,704
    Additional paid-in capital                                   7,732,984
    Accumulated deficit                                         (7,960,723)
                                                               -----------
        Total shareholders' equity                               1,749,590
                                                               -----------

        Total liabilities and shareholders' equity             $ 9,168,257
                                                               ===========

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF OPERATIONS

                                                      Years ended December 31,
                                                    ----------------------------
                                                        1997            1996
                                                        ----            ----
Income:
-------

 Revenue                                           $ 9,890,277      $ 8,626,482

 Other Income                                          150,000                0
                                                   -----------      -----------

                                                    10,040,277        8,626,482
                                                   -----------      -----------

Costs and expenses:
-------------------

 Operating                                           5,986,638        5,739,192

 Distribution                                          542,653          471,078

 Selling, general and administrative                 2,340,524        2,441,665

 Bad debt expense                                       61,012          559,929

 Write down of assets                                        0          102,709

 Interest                                              486,076          307,351
                                                    -----------     -----------

                                                     9,416,903        9,621,924
                                                    -----------     -----------

Income (loss) before income taxes                      623,374         (995,442)

Income taxes                                            10,000                0
                                                    -----------     -----------

Net income (loss)                                      613,374         (995,442)

Preferred stock dividends                             (109,552)        (123,552)
                                                    -----------     -----------

Net income (loss) applicable to
common shareholders                                 $  503,822      $(1,118,994)
                                                    ===========     ===========

Earnings per common share - basic                   $     0.16      $     (0.37)
                                                    ===========     ===========

Earnings per common share - diluted                 $     0.09      $     (0.37)
                                                    ===========     ===========

Weighted average common shares                       3,157,996        2,991,893
                                                    ===========     ===========

Weighted dilutive common shares                      5,571,683        2,991,893
                                                    ===========     ===========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 for the years ended December 31, 1997 and 1996

                                   Common stock          Preferred stock       Additional
                                   ------------          ---------------         paid-in    Accumulated
                                Shares      Amount     Shares      Amount        capital      deficit         Total
                                ------      ------     ------      ------        -------      -------         -----
Balance,
 December 31, 1995            2,980,496    $29,804   1,945,625   $1,945,625    $7,688,144   $(7,578,655)   $2,084,918
 Accrual of preferred stock
  dividends                                                                      (123,552)                   (123,552)
 Conversion of options           40,000        400                                  3,600                       4,000
 Costs incurred with stock
  registration                                                                    (24,156)                    (24,156)
 Net loss for year                                                                             (995,442)     (995,442)
                              ---------    -------   ---------   ----------    ----------   -----------    ----------
Balance,
December 31, 1996             3,020,496    $30,204   1,945,625   $1,945,625    $7,544,036   $(8,574,097)   $  945,768
 Accrual of preferred stock
  dividends                                                                      (109,552)                   (109,552)
 Issuance of stock              150,000      1,500                                298,500                     300,000
 Net income for year                                                                            613,374       613,374
                              ---------    -------   ---------   ----------    ----------   -----------    ----------
Balance,
 December 31, 1997            3,170,496    $31,704   1,945,625   $1,945,625    $7,732,984   $(7,960,723)   $1,749,590
                              =========    =======   =========   ==========    ==========   ===========    ==========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF CASH FLOWS

                                                       Years ended December 31,
                                                     ---------------------------
                                                          1997         1996
                                                          ----         ----

Cash flows from operating activities:

 Net income (loss)                                   $   613,374    $(995,442)
  Adjustments to reconcile net
   income (loss)  to net cash
   provided by
   operating activities:
    Depreciation and
     amortization                                        681,741      642,123
    Allowance for doubtful accounts                       61,012      559,929
    Write down of assets                                       0      102,709
    Changes in assets and
     liabilities:
       (Increase) in receivables                         (43,090)    (614,986)
       Decrease in inventory                              50,472       11,589
       (Increase) decrease in prepaid expenses           (67,664)      34,376
       Decrease in other assets                           20,723       34,910
       (Decrease) increase in accounts payable
        and accrued expenses                            (590,326)     906,129
                                                     -----------    ---------

 Net cash provided by
  operating activities                                   726,242      681,337
                                                     -----------    ---------

Cash flows from investing activities:

 Net capital expenditures                             (2,238,987)    (849,547)
                                                     -----------    ---------

 Net cash used in
  investing activities                                (2,238,987)    (849,547)
                                                     -----------    ---------


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                             STATEMENTS OF CASH FLOW

                                                       Years ended December 31,
                                                      --------------------------
                                                          1997         1996
                                                          ----         ----
(Continued)

Cash flows from financing activities:

    Net (repayments) proceeds from revolving
        line of credit                                $ (100,976)   $ 333,978
    Repayments of long-term debt                        (413,146)    (171,121)
    Proceeds from issuance of debt                       500,000       50,000
    Net borrowings (repayments) under
        capital lease obligations                      1,483,610     (124,178)
    Proceeds from stock options exercised                      0        4,000
    Costs incurred in connection with
        stock registration                                     0      (24,156)
                                                      ----------    ---------

               Net cash provided by
             financing activities                      1,469,488       68,523
                                                      ----------    ---------

Net decrease in cash                                     (43,257)     (99,687)

Cash at beginning of year                                 75,703      175,390
                                                      ----------    ---------

Cash at end of year                                   $   32,446    $  75,703
                                                      ==========    =========

Supplemental disclosures:

Interest payments during the years ended December 31, 1997 and 1996 were $486,076 and $319,800, respectively

Taxes paid during the years ended December 31, 1997 and 1996 were $1,304 and $11,774, respectively.

During 1997 and 1996, the Company accrued dividends of $109,552 and $123,552, respectively, on Series B Preferred Stock, in accordance with the Series B Preferred Stock agreement.

During 1997 and 1996, the Company recorded capital lease obligations of $1,882,886 and $969,693, respectively.


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Formation and Business:

      The Company was incorporated in New York State on May 27, 1982. The Company provides off-site sterilization services to health care providers and through 1997 provided sterilization services to manufacturers of disposable medical products and various industrial products, principally in the New York metropolitan area. The Company also used its radiation facility at Syosset, New York, to irradiate PTFE, which can then be ground into very small particles for use primarily as an additive to printing inks and as a lubricant. The Company leases its facility in which it has installed steam, EtO and radiation sterilization equipment.

      For the fiscal year ended December 31, 1997, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 58.8%, 10.4% and 30.8%, respectively, of the Company's revenues, as compared with 55.1%, 11.0% and 33.9%, respectively, for the fiscal year ended December 31, 1996.

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

      Maintenance and repairs are charged to expense in the year incurred. Expenditures which significantly improve or extend the life of the assets are capitalized. Upon disposal, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income.

      Accounting for Long-Lived Assets:

      On a periodic basis or whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

      Earnings Per Share Calculation:

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities for the 1997 computation of diluted earnings per share consist of options for 468,062 shares and Series C Convertible Preferred Stock for 1,945,625 shares. Series B Preferred Stock was excluded from the 1997 calculation of diluted earnings per share since the result would be anti-dilutive. Potentially dilutive securities have also been excluded from the 1996 computation of diluted earnings per share since the result would be anti-dilutive.

      Revenue Recognition:

      The Company records revenue for hospital services monthly, in accordance with contractual terms. Revenues for other sterilization and radiation services are recorded upon the completion of processing and/or shipment.

      Concentration of Credit Risk:

      Trade receivables arise from long-term and short-term contracts with healthcare providers in its area of operations. The Company provided instrument sterilization services pursuant to approximately 71 sterilization services contracts with hospitals and ambulatory surgi-centers during 1997 as compared to approximately 53 during 1996. In addition, the Company sterilized disposable medical products and processed industrial products for approximately 54 disposable medical products manufacturers and industrial companies during 1997 as compared to approximately 66 during 1996. Receivables also arise from the processing of Teflon. This process is performed solely for Shamrock (See Note
13), and accounted for approximately 30.8% and 33.9% of total revenue for 1997 and 1996, respectively. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. Credit risk is affected by conditions within the economy and the healthcare industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

At December 31, 1997, six customers represented approximately 50% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

      Income Taxes:

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications:

      Certain items in the 1996 financial statements have been reclassified to conform with the 1997 presentation of the financial statements.

3. Fixed Assets:

      At December 31, 1997, fixed assets consists of:

      Machinery and equipment                          $2,159,594
      Leasehold improvements                              546,874
      Furniture and fixtures                              274,771
                                                       ----------
                                                        2,981,239
      Less accumulated depreciation and amortization    1,491,892   1,489,347
                                                       ----------

      Surgical instruments                              6,154,306
      Containers                                        1,152,179
                                                       ----------
                                                        7,306,485
      Less accumulated depreciation and amortization    3,616,497   3,689,988
                                                       ----------  ----------
                                                                   $5,179,335
                                                                   ==========

      Included in fixed assets at December 31, 1997 are assets recorded under capital leases comprised of:

      Machinery and equipment                          $  D606,277
      Containers                                          335,225
      Surgical instruments                              1,951,255
                                                       ----------
                                                        2,892,757
      Less accumulated amortization                       209,715
                                                       ----------
                                                       $2,683,042
                                                       ==========

4. Employee Benefit Plans:

      The Company maintains a 401(k) defined contribution plan which allows participants to make contributions based on a percentage of their earnings. The Company's contribution for the fiscal years ended December 31, 1997 and 1996 was approximately $34,700 and $34,000, respectively.

5. Income Taxes:

      The components of the provision for income taxes for the years ended December 31, 1997 and 1996 are as follows:

                                                            1997        1996
                                                            ----        ----
      Current tax expense:
      Federal                                             $ 7,000       $  0
      State                                                 3,000          0
                                                          -------       ----
                                                          $10,000       $  0
                                                          =======       ====

      Reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                            1997        1996
                                                            ----        ----
      Expected federal statutory tax rate (benefit)           34%       (34%)
      State and local taxes, net                               6%       ( 6%)
      Limitation (utilization) of net operating losses       (38%)       40%
                                                             ---        ---
      Effective tax rate                                       2%         0%
                                                             ===        ===

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 are as follows:

      Deferred tax liability:
            Depreciation                                        $  (996,641)
                                                                -----------
                  Total deferred tax liability                     (996,641)

      Deferred tax assets:
            Net operating loss carryforwards                      4,108,669
            Other                                                    67,505
                                                                -----------
                  Total deferred tax assets                       4,176,174

      Less valuation allowance                                   (3,179,533)
                                                                -----------
                  Net deferred tax assets                       $         0
                                                                ===========

      The Company has established a valuation allowance equal to the net deferred tax asset amount as it is more likely than not that the deferred tax asset will not be realized. During 1997 the Company utilized approximately $319,000 of net operating loss carryforwards for income tax purposes. Such utilization served to eliminate the Company's current tax liability except for the alternative minimum tax. The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of approximately $125,000 related primarily to current year net operating loss carryforwards.

      At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $10,272,000, which expire in varying amounts from 1998 through 2012.

6. Long-Term Debt:

      At December 31, 1997, long-term debt consists of:

      Notepayable to officer and shareholder, payable in annual
       installments of $50,000 with interest payable monthly
       at the prime rate (8.50% at December 31, 1997) plus 1%(a)      $   99,741

      Notepayable to bank, payable in monthly installments of
       $12,500, with final balloon payment due May 1998 with
       interest at the rate of 2 1/2% per annum over the prime
       rate(b)                                                           451,836

      Notepayable to commercial lender, due January 2000 with
       interest payable monthly at the rate of 2% per annum
       over the prime rate(c)                                          1,400,268

      Note payable to TFX, payable in installments as follows:
       $50,000 on February 1, 1998 and three successive
       installments of $50,000 on the same day of each succeeding calendar month until all such payments have been made, and on May 8, 1998, the entire balance of principal and interest unpaid shall be due and payable, at the rate of 1% per annum
       over the prime rate.                                              400,000
                                                                      ----------

                                                                       2,351,845

            Less, current maturities (including $450,000 due
             to related parties)                                         901,836
                                                                      ----------

            Long-term debt (including $49,741 due to
             related parties)                                         $1,450,009
                                                                      ==========

      (a) Repayment terms are restricted at a rate not to exceed 10% of the profits in any quarter and to be limited further by the Company's cash availability. The loans are subordinate to the bank borrowing.

      (b) The bank holds a second lien position on the Company's assets and a first lien on proceeds to be received from the divestiture of the Company's electron beam accelerator (See Note 13). The weighted average interest rate for the year ended December 31, 1997 was 11%.

      (c) The agreement provides for a revolving collateralized line of credit up to $2,000,000. The line of credit is collateralized by substantially all assets of the Company. In October, 1997, the agreement was modified and extended to January 31, 2000, and the advance rate on the Company's eligible Accounts Receivable was increased to 85% from the existing 75%. The interest rate on the facility was also changed to prime plus 2% (previously prime plus 3.5%). The agreement prohibits the payment of dividends on the shares of Common Stock.

      Average monthly borrowings under the revolving line of credit described above for the year ended December 31, 1997 amounted to $1,630,387 and the related weighted average interest rate was 11.9%. Maximum borrowings at any month end were $1,903,010 in 1997.

      Aggregate principal payment requirements for long-term debt are as follows: 1998 - $901,836; 1999 - $49,741; 2000 - $1,400,268; and thereafter -
$0.

      Fair value of long-term debt approximates recorded amounts as similar borrowings have been offered to the Company at comparable rates and maturities.

7. Capital Leases:

      Future minimum payments as of December 31, 1997 under capital leases for fixed assets, including surgical instruments, are as follows:

      1998                                                   $  682,264
      1999                                                      657,120
      2000                                                      638,349
      2001                                                      479,867
      2002                                                      386,858
                                                             ----------

      Total minimum lease payments                           $2,844,458

      Less, amount representing interest                        486,313
                                                             ----------

      Present value of minimum lease payments                $2,358,145
                                                             ==========

      In April 1997, the Company entered into a new master lease agreement with a bank to finance the purchase of surgical instruments and containers. Approximately $1,500,000 was drawn under this arrangement during 1997. The lease agreement is guaranteed by Teleflex, the parent of TFX, the Company's major shareholder.

8. Common and Preferred Stock:

      On January 8, 1997, TFX, a wholly owned subsidiary of Teleflex, a diversified publicly held company, purchased the Series B and Series C Convertible Preferred Stock from the previous owners of such stock. In connection with this transaction and after the resignation of three of the incumbent Directors, three nominees of TFX, were elected to the Company's Board of Directors.

      The Series B Convertible Preferred Stock is convertible at $2.00 per share into 687,500 shares of Common Stock. This Series B Convertible Preferred Stock is convertible at the option of the holder into Common Stock or cash, at $2.00 per share maturing December 31, 1999. Dividends accrue on the Series B Convertible Preferred Stock at the rate of 8% per year. These dividends may be paid in cash or accrued at the option of the Company. If not paid, accrued dividends are added to the face amount of the Series B Convertible Preferred Stock at the time of conversion. In the event prior to October 31, 1999, the market price of the Company's Common Stock as quoted on Nasdaq attains a price of $6.00 per share and maintains such price for at least 90 days, the Series B Convertible Preferred Stock will be automatically converted into Common Stock.

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

      In February 1997, the Company issued an additional 150,000 shares of its common stock to TFX for $2.00 per share. The shares were used to reduce amounts payable to another subsidiary of Teleflex, incurred for surgical instrument purchases.

9. Common Stock Warrants:

      From time to time, the Company has issued Common Stock warrants to directors, lending institutions and other third parties. In January 1996, the Company issued warrants to purchase 25,000 shares of Common Stock at $2.00 per share to a new board member. Such warrants become exercisable as follows: 25% in 1996, 25% in 1997, 25% in 1998 and 25% in 1999. The warrants expire in 2001. No
Common Stock warrants were issued in 1997.

      At December 31, 1997, the Company had aggregate warrants outstanding to purchase 357,500 shares of Common Stock at a price of $2.00 per share with expiration dates through January 2001.

10. Stock Option Plan:

      On September 29, 1994, the Board of Directors approved the 1994 Stock Option Plan and authorized the issuance of up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non-Qualified Stock Options which may be granted pursuant to the Plan. The Plan was approved by the shareholders at a meeting held on July 20, 1995. In 1996, the Board of Directors authorized another 500,000 shares of Common Stock to be issued under the 1996 Plan which was approved by shareholders on May 25, 1996.

      Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's Common Stock on the date granted (110% in the case of 10% shareholders). At December 31, 1997, Incentive Stock Options for an aggregate of 536,920 shares of Common Stock at exercise prices ranging from $.74 to $1.28 were outstanding.

      Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees. The exercise price is not limited and may be below the fair market value of the Company's Common Stock on the date of grant. At December 31, 1997, Non-Qualified Stock Options for an aggregate of 692,500 shares of Common Stock at exercise prices ranging from $.74 to $9.00, were outstanding.

      The Company applies the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation," continuing to measure compensation cost in accordance with APB 25 " Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's proforma net income
(loss) and earnings per share for the years ended December 31, 1997 and 1996 would have been:

                                                   1997           1996
                                                   ----           ----

Net income (loss) attributable to common
    shareholders as reported                     $503,822     $(1,118,994)
                                                 ========     ===========
Pro forma income (loss)                           368,242      (1,216,201)
                                                 ========     ===========
Earnings per Common share as reported - Diluted       .09            (.37)
                                                 ========     ===========
Pro forma Earnings per share - Diluted                .07            (.41)
                                                 ========     ===========

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively; no dividend yield; expected volatility of 90%; risk-free interest rate (ranging from 5.00% - 6.61%); and expected lives ranging from approximately 1.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and changes during the years ended on those dates is presented below.

                                       December 31, 1997      December 31, 1996
                                     --------------------    -------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                       Options     Price     Options     Price
                                     ----------  --------  ----------   --------
Outstanding at beginning of year      1,080,920      .84      894,750      .76
    Granted                             148,500     1.32      227,170     1.03
    Exercised                                 0               (40,000)     .10
    Canceled                                  0                (1,000)     .74
                                     ----------            ----------
Outstanding at end of year            1,229,420      .88    1,080,920      .84
                                     ==========            ==========

Options exercisable at year end       1,079,335               953,043
                                     ==========            ==========
Weighted average fair value of
    options granted during the year  $      .91            $      .73
                                     ==========            ==========

      The following table summarizes information about stock options outstanding at December 31, 1997:

                              Weighted
                               Average    Weighted                 Weighted
Range of                      Remaining   Average                  Average
Exercise          Options    Contractual  Exercise    Options      Exercise
 Prices         Outstanding     Life       Price    Exercisable     Price

$ .74 to $ .75    891,250         7       $ .74        891,250      $ .74
$1.06             137,170         3        1.06         68,585       1.06
$1.19              50,000         2        1.19         50,000       1.19
$1.28             118,500        10        1.28         37,000       1.28
$1.50              30,000        10        1.50         30,000       1.50
$9.00               2,500         1        9.00          2,500       9.00
                 --------        --       -----      ---------      -----
$ .74 to $9.00  1,229,420         7       $ .88      1,079,335      $ .84

11. Related Party Transactions:

      As of December 31, 1997 and 1996, members of the law firm currently serving as general counsel for the Company owned 48,057 shares of common stock. Fees for legal services rendered by the law firm approximated $79,000 and $20,500 for the years ended December 31, 1997 and 1996, respectively.

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pilling Weck, a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling Weck are made on commercial terms. Instrument purchases from Pilling Weck, including instruments financed under capital lease obligations, for the years ended December 31, 1997 and 1996 were approximately $701,000 and $753,000, respectively.

      See Notes 6 and 9 for other related party transactions.

12. Commitments and Contingencies:

      The Company leases its operating facility and certain equipment under operating leases. The lease for the facility in Syosset, New York, was renewed in November 1995, with the following terms: (a) term of the lease is five (5) years until March 2001, (b) annual rental to be $456,000 for the first three (3) years and $504,000 for the remaining two (2) years. In January 1998, the Company negotiated in principle a lease extension of 13 years on its operating facility in Syosset, New York, and signed a letter of intent to sublease approximately 50,000 square feet at market rates.

      Minimum annual rental commitments for non-cancelable operating leases at December 31, 1997, are as follows:

                    Year ending
                    December 31,                   Amount
                    ------------                   ------
                       1998                     $  641,000
                       1999                        641,000
                       2000                        540,000
                       2001                         89,000
                       2002                              0
                                                ----------
                                                $1,911,000
                                                ==========

      Rent expense was approximately $713,000 and $705,000 and for the years ended December 31, 1997 and 1996, respectively.

13. Acquisitions and Divestitures:

      In March 1997, the Company entered into a purchase and sale agreement with Shamrock to sell the Company's electron beam accelerator. Under the agreement the Company will receive approximately $1,250,000 for the beam and related equipment with closing of the sale scheduled for April 30, 1998, at which time title to the beam would transfer to Shamrock. In consideration therefor, Shamrock has posted a $500,000 standby letter of credit in escrow. In connection with the sale during the fourth quarter of 1996, the Company wrote down the assets to be disposed of to the expected net cash proceeds. The related assets are presented in the December 31, 1997 balance sheet as assets held for sale. Revenues from the business to be divested approximated $4,100,000 in 1997 and $3,800,000 in 1996.

      In April 1997, the Company entered into a joint marketing agreement with E-BEAM providing for the transfer of the Company's remaining contract sterilization and industrial processing customers. Consideration therefor, included a nonrefundable payment of $150,000 received in April, 1997, which has been included in other income in 1997 and future commission payments up to $200,000.

      In May 1997, the Company and TFX announced the formation of a joint venture company named SSI. SSI was established to provide a total instrument management solution, providing services to individual hospitals and hospital networks throughout territories not covered by the Company. The Company owns
37.5 percent of the venture. The Company contributed personnel and know-how, including its proprietary multi-hospital tracking system and a developing customer list in select highly populated urban centers. TFX provided the initial operating and project capital required to fund expansion into these markets. The venture's operations did not materially impact the financial position or results of operations of the Company during 1997.