Form 10QSB
period 1998-03-31
MEDICAL STERILIZATION INC
filed 1998-05-15
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarter ended MARCH 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

Commission file number 2-85008-NY
                       ----------

                           MEDICAL STERILIZATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer specified in its character)

          NEW YORK                                        11-2621408
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK              11791
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

                            MEDICAL STERILIZATION, INC.

                                       INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Balance Sheet as of March 31, 1998 (unaudited) ..............   3 - 4

         Statements of Operations for the three months
          ended March 31, 1998 and March 31, 1997 (unaudited) ........     5

         Statements of Cash Flows for the three months ended
          March 31, 1998 and March 31, 1997 (unaudited) ..............     6

         Notes to Financial Statements ...............................   7 - 8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...............   9 - 10

Part II. Other Information ...........................................     11

         Signatures ..................................................     11

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                                  March 31, 1998
                                                                    (unaudited)
                                                                  --------------
      ASSETS
      ------

Current assets
      Cash                                                          $   62,229
      Accounts receivable, less allowance for
          doubtful accounts of $152,539                              1,925,883
      Inventory                                                         47,353
      Prepaid expenses                                                 274,698
      Assets held for sale                                           1,250,000
                                                                    ----------

            Total current assets                                     3,560,163
                                                                    ----------

Fixed assets, at cost, less accumulated
    depreciation and amortization                                    5,295,159
Other assets                                                           128,815
                                                                    ----------

            Total assets                                            $8,984,137
                                                                    ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------

Current liabilities
      Accounts payable and accrued expenses                         $1,091,452
      Short term note payable                                           71,663
      Current maturities of long-term debt                             714,336
      Current obligation under capital lease                           486,365
                                                                    ----------

            Total current liabilities                                2,363,816
                                                                    ----------

Long-term liabilities
      Long-term debt, less current maturities                        1,312,097
      Obligation under capital lease                                 1,780,734
                                                                    ----------

            Total liabilities                                        5,456,647
                                                                    ----------

Commitment and contingencies:

Preferred Stock
      Convertible redeemable cumulative preferred stock,
       par value $.01 per share, Series B Authorized
       1,000,000 shares, issued and outstanding 687,500
       shares                                                        1,777,504
                                                                    ----------


                                    Continued
                        See notes to financial statements

                            MEDICAL STERILIZATION, INC.
                                   Balance Sheet
                                     Continued

                                                                 March 31, 1998
                                                                   (unaudited)
                                                                 --------------

Shareholders' equity
      Convertible Preferred Stock Series C
          Authorized 2,000,000 shares, issued
          and outstanding 1,945,625 shares                          1,945,625

      Common stock, par value $.01 per share
          Authorized 10,000,000 shares, issued
          and outstanding 3,170,496 shares                             31,704
      Additional paid-in capital                                    7,732,984
      Accumulated deficit                                          (7,960,327)
                                                                  -----------
            Shareholders' equity                                    1,749,986
                                                                  -----------
Total liabilities and shareholders' equity                        $ 8,984,137
                                                                  ===========


                        See notes to financial statements

                            MEDICAL STERILIZATION, INC.
                              Statements of Operations
                                    (Unaudited)

                                                         For the three months
                                                            ended March 31,
                                                      --------------------------
                                                          1998           1997
                                                      -----------    -----------

Income
      Revenue                                         $ 2,011,102    $ 2,266,015
                                                      -----------    -----------
                                                        2,011,102      2,266,015

Costs and Expenses
      Operating                                         1,240,759      1,443,621
      Distribution                                        176,632        110,765
      Selling, general and administrative                 477,209        516,167
      Interest                                            116,104        103,462
                                                      -----------    -----------
                                                        2,010,704      2,174,015
                                                      -----------    -----------

Income before income taxes                                    398         92,000

Income taxes                                                    0              0
                                                      -----------    -----------

Net income                                                    398         92,000

Preferred stock dividends                                  27,381         30,888
                                                      -----------    -----------

Net (loss) income applicable to common
    shareholders                                      $   (26,983)   $    61,112
                                                      ===========    ===========

Earnings per common shares - basic                    $      (.01)   $       .02
                                                      ===========    ===========

Earnings per common shares - diluted                  $      (.01)   $       .01
                                                      ===========    ===========

Weighted average common shares                          3,170,496      3,120,496
                                                      ===========    ===========

Weighted dilutive common shares                         5,276,261      5,185,022
                                                      ===========    ===========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For the three months
                                                             ended March 31,
                                                         ----------------------
                                                           1998          1997
                                                         ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                       $     398    $  92,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                           155,875      188,097
 Changes in assets and liabilities:
   Decrease in receivables                                 465,250      (36,754)
   Decrease in inventory                                    23,250       15,934
   (Increase) in prepaid expenses                         (169,654)    (140,558)
   Decrease in other assets                                 10,881      (85,769)
   Increase in accounts payable and accrued
    expenses                                               160,277       54,944
                                                         ---------    ---------

          Net cash provided by operating
           activities                                      646,277       87,894
                                                         ---------    ---------

Cash flows from investing activities:
 Capital expenditures                                     (271,699)    (365,435)
                                                         ---------    ---------

          Net cash used in investing activities           (271,699)    (365,435)
                                                         ---------    ---------

Cash flows from financing activities:
 Net (repayments) proceeds from revolving line
  of credit                                               (137,912)     107,633
 Borrowings (repayments) under short-term notes
  payable                                                   21,663      (35,466)
 (Repayments) borrowings of long-term debt                (137,500)     199,067
 Net (repayments) under capital lease obligations          (91,046)     (47,132)
                                                         ---------    ---------

          Net cash (used) provided by financing
           activities                                     (344,795)     224,102
                                                         ---------    ---------

Net increase (decrease) in cash                             29,783      (53,439)

Cash at beginning of period                                 32,446       75,703
                                                         ---------    ---------

          Cash at end of period                          $  62,229    $  22,264
                                                         =========    =========


                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                          Notes to Financial Statements

1. Unaudited Statements:

      The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1997.

2. Earnings Per Share Calculation:

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities for the 1998 computation of diluted earnings per share consist of options for approximately 160,140 shares and Series C Convertible Preferred Stock for approximately 1,945,625 shares. Potentially dilutive securities for the 1997 computation of diluted earnings per share consist of options for approximately 118,901 shares and Series C Convertible Preferred Stock for approximately 1,945,625 shares. Series B Preferred Stock was excluded from the 1998 and 1997 calculation of diluted earnings per share since the result would be anti-dilutive.

3. Subsequent Events:

On April 30, 1998, the Company successfully completed divestiture of its electron beam accelerator and related equipment for the approximate sum of $1,250,000. The proceeds of the sale were immediately used by the Company to repay the entire balance of a bank note against the beam for approximately $402,000, with the residual monies to be applied against the Company's financing agreement with its commercial lender.

The sale of the beam completes the decision by the Company's Board of Directors to focus the Company on its core Instrument Set sterilization processing business. In conjunction with this decision, the Company evaluated opportunities to maximize the value of its electron beam businesses, including its contract sterilization of disposable medical products units and its radiation processing of industrial products unit. As a result, as of April 9, 1997, the Company entered into a joint marketing program with E-BEAM Services, Inc.("E-BEAM") to provide stability for its remaining contract sterilization and industrial processing business. Under the terms of the agreement, the Company will receive a maximum purchase price of $350,000 for the business based on a schedule of commissions earned at up to 15% of related revenues from January 1, 1998 to December 31, 1999. At the time of the agreement with E-BEAM, the Company also received a $150,000 deposit on the sale which is nonrefundable.

With the consummation of the sale of the electron beam accelerator and the remaining contract sterilization and industrial processing business to E-BEAM, the Company will be relying on revenues from its sterilization processing of Surgical Instrument Sets. Revenues from the business divested approximated $4,100,000 and $3,800,000 for the years ended December 31, 1997 and 1996, respectively.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have decreased approximately $289,000 to $3,560,163 at March 31, 1998 compared to $3,849,226 at December 31, 1997. The decrease was primarily due to an approximate $465,250 decrease in accounts receivable offset partially by an approximate $169,654 increase in prepaid expenses. The Company had positive working capital of approximately $1,196,347 at March 31, 1998 compared to approximately $1,529,850 at December 31, 1997. This decrease of approximately $333,503 was the result of the decrease in accounts receivable of approximately $465,250 offset in part by the increase in prepaid expenses.of approximately $169,654. There was a decrease in the working capital and current ratio, to 1.51 to 1 at March 31, 1998 versus 1.66 to 1 at December 31, 1997. This was directly the result of the decrease in accounts receivable and offsetting increase in prepaid expenses described above.

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

      Management plans to purchase additional surgical instruments, as and if required to support the Company's hospital sterilization growth objectives. Cash flows from operating activities will provide support for these expenditures, however, additional external financing may also be required. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

INFLATION

      The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

RESULTS OF OPERATIONS

REVENUES

      Revenues for the three months ended March 31, 1998 decreased approximately $255,000 or 11.3% to approximately $2,011,000 from revenues of approximately $2,266,000 for the three months ended March 31, 1997. The decrease in revenues was attributable to an approximate $655,000 decrease in revenues or a 62.9% decrease in the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, offset by an approximate $400,000 or 32.7% increase in the Company's revenue in its hospital services division.

COSTS AND EXPENSES

      Total expenses decreased approximately $163,000 or 7.5% to approximately $2,011,000 for the three months ended March 31, 1998 compared to approximately $2,174,000 for the three months ended March 31, 1997. Operating expenses have decreased approximately $203,000 or 14.1% due to a reduction in salary, utility and other costs related to the divestiture of the electron beam accelerator partially offset by increases in salaries and supplies to support the increased sales volume in the hospital services division. Distribution costs have increased approximately $66,000 or 59.5% due to increased sales volume in the hospital services division. Selling, general and administrative expenses have decreased approximately $39,000 or 7.6% due primarily to reduced administrative salary expenditure attributed to the hospital services division. Interest expense increased approximately $13,000 or 12.2% due to increased capital leases used to purchase surgical instruments.

NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS

      Net loss applicable to common shareholders was approximately ($27,000) or ($.01) per share on a diluted basis compared to net income applicable to common shareholders of approximately $61,000 or $.01 per share for the three months ended March 31, 1997 on a diluted basis. Basic earnings per share for the three months ended March 31, 1998 represented a net loss per share of approximately ($.01) compared to net income per share of approximately $.02 for the three months ended March 31, 1997.

                           MEDICAL STERILIZATION, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (6) There were no reports on Form 8-K for the three months ended March 31, 1998.

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

                                       MEDICAL STERILIZATION, INC.


                                       /s/ D. Michael Deignan
                                       -----------------------------------------
Date May 14, 1998                      D. Michael Deignan, President/C.E.O. and
                                        Principal Financial Officer


                                       /s/ Ivan Zubin
                                       -----------------------------------------
                                       Ivan Zubin, Director of Finance and
                                        Principal Accounting Officer