Form 10QSB
period 1998-06-30
MEDICAL STERILIZATION INC
filed 1998-08-14
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarter ended JUNE 30, 1998
                        -------------

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


Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1998.

                                              3,170,496 shares
                                              ---------

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------

Part  I.  Financial Information

          Balance Sheet as of June 30, 1998 (unaudited) ...........    3 - 4

          Statements of Operations for the six months
          ended June 30, 1998 and June 30, 1997
          (unaudited) .............................................        5

          Statements of Operations for the three months
          ended June 30, 1998 and June 30, 1997
          (unaudited) .............................................        6

          Statements of Cash Flows for the six months
          ended June 30, 1998 and June 30, 1998
          (unaudited) .............................................        7

          Notes to Consolidated Financial Statements ..............    8 - 9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...........  10 - 13

Part  II. Other Information .......................................       14

          Signatures ..............................................       14

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                                    June 30,1998
                                                                     (unaudited)
                                                                    ------------
         ASSETS

Current assets
         Cash                                                         $   43,375
         Accounts receivable, less allowance for
            doubtful accounts of $167,825                              1,674,860
         Inventory                                                        53,068
         Prepaid expenses                                                268,863
                                                                      ----------
                  Total current assets                                 2,040,166
                                                                      ----------
Fixed assets, at cost, less accumulated
    depreciation and amortization                                      5,762,771
Other assets                                                             143,605
                                                                      ----------
                  Total assets                                        $7,946,542
                                                                      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                        $1,234,273
         Short term note payable                                          59,528
         Current obligation under capital lease                          539,831
                                                                      ----------
                  Total current liabilities                            1,833,632
                                                                      ----------
Long-term liabilities
         Long-term debt, less current maturities                         945,127
         Obligation under capital lease                                1,870,030
                                                                      ----------
                  Total liabilities                                    4,648,789
                                                                      ----------
Commitment and contingencies (Note 4):

Preferred Stock
         Convertible redeemable cumulative preferred
            stock, par value $.01 per share, Series B
            Authorized 1,000,000 shares, issued and
            outstanding 687,500 shares                                 1,832,266
                                                                      ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                                  June 30, 1998
                                                                   (unaudited)
                                                                  -------------
Shareholders' equity
     Convertible Preferred Stock Series C
         Authorized 2,000,000 shares, issued
         and outstanding 1,945,625 shares                           1,945,625

     Common stock, par value $.01 per share
         Authorized 10,000,000 shares, issued
         and outstanding 3,170,496 shares                              31,704
     Additional paid-in capital                                     7,678,222
     Accumulated deficit                                           (8,190,064)
                                                                  -----------
              Shareholders' equity                                  1,465,487
                                                                  -----------

Total liabilities and shareholders' equity                        $ 7,946,542
                                                                  ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the six months
                                                            ended June 30,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
Income
         Revenue                                     $ 3,896,352     $ 4,732,894
                                                     -----------     -----------
                                                       3,896,352       4,732,894

Costs and Expenses
         Operating                                     2,503,925       2,905,900
         Distribution                                    367,138         248,480
         Selling, general and administrative           1,019,412       1,161,193
         Interest                                        235,217         216,607
                                                     -----------     -----------
                                                       4,125,692       4,532,180
                                                     -----------     -----------
(Loss) income before income taxes                       (229,340)        200,714

Income taxes                                                   0               0
                                                     -----------     -----------
Net (loss) income                                       (229,340)        200,714

Preferred stock dividends                                 54,762          61,776
                                                     -----------     -----------

Net (loss) income applicable to common
    shareholders                                     $  (284,102)    $   138,938
                                                     ===========     ===========
Earnings per common shares - basic                   $      (.09)    $       .04
                                                     ===========     ===========
Earnings per common shares - diluted                 $      (.05)    $       .03
                                                     ===========     ===========
Weighted average common shares                         3,170,496       3,145,496
                                                     ===========     ===========
Weighted dilutive common shares                        5,322,807       5,354,965
                                                     ===========     ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                         For the three months
                                                            ended June 30,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
     Income
         Revenue                                     $ 1,885,250     $ 2,466,879
                                                     -----------     -----------
                                                       1,885,250       2,466,879

Costs and Expenses
         Operating                                     1,263,166       1,462,279
         Distribution                                    190,506         137,715
         Selling, general and administrative             542,203         645,026
         Interest                                        119,113         113,145
                                                     -----------     -----------
                                                       2,114,988       2,358,165
                                                     -----------     -----------

(Loss) income before income taxes                       (229,738)        108,714

Income taxes                                                   0               0
                                                     -----------     -----------

Net (loss) income                                       (229,738)        108,714

Preferred stock dividends                                 27,381          30,888
                                                     -----------     -----------

Net (loss) income applicable to common
    shareholders                                     $  (257,119)    $    77,826
                                                     ===========     ===========
Earnings per common shares - basic                   $      (.08)    $       .02
                                                     ===========     ===========
Earnings per common shares - diluted                 $      (.05)    $       .01
                                                     ===========     ===========
Weighted average common shares                         3,170,496       3,170,496
                                                     ===========     ===========
Weighted dilutive common shares                        5,341,480       5,338,305
                                                     ===========     ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                       For the six months
                                                                          ended June 30,
                                                                   --------------------------
                                                                       1998           1997
                                                                   -----------    -----------
Cash flows from operating activities:
    Net (loss) income                                             $  (229,340)   $   200,714
    Adjustments to reconcile net (loss) income to net
        cash provided by operating activities:
            Depreciation and amortization                             320,790        356,485
    Changes in assets and liabilities:
            Decrease (increase) in receivables                        716,273        (92,786)
            Decrease in inventory                                      17,535         25,598
            (Increase) in prepaid expenses                           (163,819)      (105,118)
            (Increase) in other assets                                 (3,909)       (29,524)
            Increase in deposits payable                                    0        150,000
            Increase (decrease) in accounts payable
              and accrued expenses                                    303,099       (304,925)
                                                                  -----------    -----------
              Net cash provided by operating activities               960,629        200,444
                                                                  -----------    -----------
Cash flows from investing activities:
    Net capital expenditures                                          345,774       (742,323)
                                                                  -----------    -----------
              Net cash provided (used) in investing activities        345,774       (742,323)
                                                                  -----------    -----------
Cash flows from financing activities:
    Registration costs                                                      0        (18,000)
    Net (repayments) proceeds from revolving                         (504,882)         1,249
        line of credit
    Borrowings (repayments) under
        short-term notes payable                                        9,528         (8,189)
    (Repayments) borrowings of long-term debt                        (851,836)        70,522
    Net borrowings under capital lease
        obligations                                                    51,716        443,721
                                                                  -----------    -----------
               Net cash (used) provided by financing activities    (1,295,474)       489,303
                                                                  -----------    -----------
Net increase (decrease) in cash                                        10,929        (52,576)

Cash at beginning of period                                            32,446         75,703
                                                                  -----------    -----------
                  Cash at end of period                           $    43,375    $    23,127
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

2.    Earnings Per Share Calculation:

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities for the six months ended June 30, 1998 computation of diluted earnings per share consist of options for approximately 206,686 shares and Series C Convertible Preferred Stock for approximately 1,945,625 shares. Potentially dilutive securities for the three months ended June 30, 1998 computation of diluted earnings per share consist of options for approximately 225,359 shares and Series C Convertible Preferred Stock for approximately 1,945,625. Potentially dilutive securities for the six months ended June 30, 1997 computation of diluted earnings per share consist of options for approximately 263,844 shares and Series C Convertible Preferred Stock for approximately 1,945,625. Potentially dilutive securities for the three months ended June 30, 1997 computation of diluted earnings per share consist of options for approximately 222,184 shares and Series C Convertible Preferred Stock for approximately 1,945,625. Series B Preferred Stock was excluded from the 1998 and 1997 calculation of diluted earnings per share since the result would be anti-dilutive.

3.    Subsequent Events:

      On April 30, 1998, the Company successfully completed divestiture of its electron beam accelerator and related equipment for the approximate sum of $1,250,000. The proceeds of the sale were immediately used by the Company to repay the entire balance of a bank note against the beam for approximately $402,000, and the residual monies were applied against the Company's financing agreement with its commercial lender.

      The sale of the beam completes the decision by the Company's Board of Directors to focus the Company on its core Instrument Set sterilization processing business. Revenues from the business divested approximated $4,100,000 and $3,800,000 for the years ended December 31, 1997 and 1996, respectively.

      On August 3, 1998, SSI Surgical Services, Inc. ("SSI"), a joint venture company between TFX Equities, Incorporated, a wholly owned subsidiary of Teleflex, Incorporated, and the Company formed in May, 1997, acquired all the assets of Sterilization Management Group ("SMG"). SMG currently operates 5 sterile processing facilities, principally involved in the sterilization and reprocessing of reusable gowns and set-up packs, based in McGraw Park, Illinois, Baltimore, Houston, Tampa and Detroit. Four of these facilities have Instrument Set sterilization processing capabilities and the company plans to upgrade the fifth to include Instrument Set sterilization processing so that all of the facilities can focus on this added business opportunity. Through these facilities, SMG currently employs approximately 120 full-time employees, and provides sterile and non-sterile operating room gowns, surgical towels and set-up packs to approximately 130 hospitals in 11 states. SMG had approximately $11.0 million in revenues for the twelve months ending December 31, 1997.

      As of April 1998, SSI had also entered into several multi-year contracts to provide long-term on-site management and sterile processing services totaling over $20.0 million.

      Based on the Company's interest in a rapidly growing SSI, the Company now has expanded from a regional sterilization processing facility to one with a national footprint. It should be noted, however, that the Company's accompanying unaudited financial statements do not reflect any consolidation of SSI results at this time.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have decreased approximately $1,809,000 to $2,040,166 at June 30, 1998 compared to $3,849,226 at December 31, 1997. The decrease was primarily due to the decrease in assets held for sale of $1,250,000 related to the successful completion of the divestiture of the electron beam accelerator and related equipment and an approximate $716,273 decrease in accounts receivable offset partially by an approximate $163,819 increase in prepaid expenses. The Company had positive working capital of approximately $206,534 at June 30, 1998 compared to approximately $1,529,850 at December 31, 1997. This decrease of approximately $1,323,316 was primarily the result of the decrease in assets held for sale of $1,250,000 related to the successful completion of the divestiture of the electron beam accelerator and related equipment, the decrease in accounts receivable of approximately $716,273 and the increase in accounts payable and accrued expenses of $303,099, offset in part by the repayment of the current portion of debt of approximately $851,836 and an increase in prepaid expenses of approximately $163,819. There was a decrease in the working capital ratio, to 1.11 to 1 at June 30, 1998 versus 1.66 to 1 at December 31, 1997. This was directly the result of the sale of the beam and subsequent repayment of debt described above.

      The Company currently plans to expand its business by increasing its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. Management also plans to purchase additional surgical instruments, as and if required to support the Company's hospital sterilization growth objectives. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit and the completion of the sale of the electron beam accelerator in April, 1998, will be sufficient to meet working capital requirements during 1998. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS

REVENUES

      Revenues for the six months ended June 30, 1998 decreased approximately $837,000 or 17.7% to approximately $3,896,000 from revenues of approximately $4,733,000 for the six months ended June 30, 1997. The decrease in revenues was primarily attributable to an approximate $1,632,000 decrease in revenues or a 78.4% decrease in the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, offset by an approximate $795,000 or 30.0% increase in the Company's revenue in its hospital services division. In addition, revenue in the Company's hospital services division for the six months ended June 30, 1998 is shown net of credits from prior periods of approximately $30,000 related to the timing of volume adjustments to certain hospital contracts.

      Revenues for the three months ended June 30, 1998 decreased approximately $582,000 or 23.6% to approximately $1,885,000 from revenues of approximately $2,467,000 for the three months ended June 30, 1997. The decrease in revenues was primarily attributable to an approximate $976,000 decrease in revenues or a 93.8% decrease in the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, offset by an approximate $394,000 or 27.6% increase in the Company's revenue in its hospital services division.

COSTS AND EXPENSES

      Total expenses decreased approximately $406,000 or 9.0% to approximately $4,125,692 for the six months ended June 30, 1998 compared to approximately $4,532,180 for the six months ended June 30, 1997. Operating expenses have decreased approximately $402,000 or 13.8% due to a reduction in salary, utility and other costs related to the divestiture of the electron beam accelerator partially offset by increases in salaries and supplies to support the increased sales volume in the hospital services division. Distribution costs have increased approximately $119,000 or 47.8% due to increased driver salaries and other costs related to increased sales volume and expanded geographical coverage in the hospital services division. Selling, general and administrative expenses have decreased approximately $142,000 or 12.2% due primarily to reduced administrative salary

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

expenditure attributed to the hospital services division. Interest expense increased approximately $19,000 or 8.6% due to increased capital leases used to purchase surgical instruments.

      The decrease in total expenses for the six months ended June 30, 1998, was limited by several factors attributed to the divestiture of the electron beam business, as well as, other nonrecurring expenditures. The Company is currently evaluating long-term sublease offers on its facility to offset approximately $143,000 in unabsorbed plant rental and realty taxes associated with the discontinued electron beam business that are currently included in operating expenses for the six months ended June 30, 1998. Operating expenses also include approximately $50,000 related to nonrecurring items involving benefit policy changes and one-time supply costs. In addition to these items, the Company is effecting further reductions in selling, general and administrative expenses.

      Total expenses decreased approximately $243,000 or 10.3% to approximately $2,114,988 for the three months ended June 30, 1998 compared to approximately $2,358,165 for the three months ended June 30, 1997. Operating expenses have decreased approximately $199,000 or 13.6% due to a reduction in salary, utility and other costs related to the divestiture of the electron beam accelerator partially offset by increases in salaries and supplies to support the increased sales volume in the hospital services division. Distribution costs have increased $53,000 or 38.3% due to increased driver salaries and other costs related to increased sales volume and expanded geographical coverage in the hospital services division. Selling, general and administrative expenses have decreased approximately $103,000 or 15.9% due primarily to reduced administrative salary expenditure attributed to the hospital services division and a decrease in provision for bad debt. Interest expense increased approximately $6,000 or 5.3% due to increased capital leases used to purchase surgical instruments.

      The decrease in total expenses for the three months ended June 30, 1998, was limited by approximately $86,000 in unabsorbed plant rental and realty taxes associated with the discontinued electron beam business that are currently included in operating expenses for the three months ended June 30, 1998.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net loss applicable to common shareholders was approximately ($284,000) or ($.05) per share on a diluted basis for the six months ended June 30, 1998 compared to net income applicable to common shareholders of approximately $139,000 or $.03 per share for the six months ended June 30, 1997 on a diluted basis. Basic earnings per share for the six months ended June 30, 1998 represented a net loss per share of approximately ($.09) compared to net income per share of approximately $.04 for the six months ended June 30, 1997.

      Net loss applicable to common shareholders was approximately ($257,000) or ($.05) per share on a diluted basis for the three months ended June 30, 1998 compared to net income applicable to common shareholders of approximately $78,000 or $.01 per share for the three months ended June 30, 1997 on a diluted basis. Basic earnings per share for the three months ended June 30, 1998 represented a net loss per share of approximately ($.08) compared to net income per share of approximately $.02 for the three months ended June 30, 1997.

                           MEDICAL STERILIZATION, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-KSB

      (b) There were no reports on Form 8-KSB filed by the registrant during the three months ended June 30, 1998.

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

Date August 14, 1998                 MEDICAL STERILIZATION, INC.
     ---------------


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