Form 10QSB
period 1998-09-30
MEDICAL STERILIZATION INC
filed 1998-11-13
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarter ended  SEPTEMBER 30, 1998
                        --------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to __________

Commission file number  2-85008-NY
                       ------------

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

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1998.

                                                 3,170,496 shares
                                                -----------

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part  I.    Financial Information

            Balance Sheet as of September 30, 1998 (unaudited) .....     3 - 4

            Statements of Operations for the nine months
            ended September 30, 1998 and September 30, 1997
            (unaudited) ............................................       5

            Statements of Operations for the three months
            ended September 30, 1998 and September 30, 1997
            (unaudited) ............................................       6

            Statements of Cash Flows for the nine months ended
            September 30, 1998 and September 30, 1998
            (unaudited) ............................................       7

            Notes to Consolidated Financial Statements .............     8 - 9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........   10 - 13

Part  II.   Other Information ......................................      14

            Signatures .............................................      14

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                             September 30,1998
                                                                (unaudited)
                                                                -----------
      ASSETS

Current assets
      Cash                                                       $   99,964
      Accounts receivable, less allowance for
         doubtful accounts of $189,339                            1,733,600
      Inventory                                                      56,959
      Prepaid expenses                                              150,656
                                                                 ----------
            Total current assets                                  2,041,179
                                                                 ----------
Fixed assets, at cost, less accumulated
    depreciation and amortization                                 6,001,280
Other assets                                                        131,146
                                                                 ----------
            Total assets                                         $8,173,605
                                                                 ==========
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable and accrued expenses                      $1,494,800
      Short term note payable                                       315,000
      Current obligation under capital lease                        539,831
                                                                 ----------
            Total current liabilities                             2,349,631
                                                                 ----------
Long-term liabilities
      Long-term debt, less current maturities                       966,274
      Obligation under capital lease                              1,739,149
                                                                 ----------
            Total liabilities                                     5,055,054
                                                                 ----------
Commitment and contingencies (Note 4):

Preferred Stock
      Convertible redeemable cumulative preferred
          stock, par value $.01 per share, Series B
          Authorized 1,000,000 shares, issued and
          outstanding 687,500 shares                              1,859,647
                                                                 ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                             September 30,1998
                                                                (unaudited)
                                                                -----------
Shareholders' equity
      Convertible Preferred Stock Series C
          Authorized 2,000,000 shares, issued
          and outstanding 1,945,625 shares                        1,945,625

      Common stock, par value $.01 per share
          Authorized 10,000,000 shares, issued
          and outstanding 3,170,496 shares                           31,704
      Additional paid-in capital                                  7,650,841
      Accumulated deficit                                        (8,369,266)
                                                                 ----------
            Shareholders' equity                                  1,258,904
                                                                 ----------
Total liabilities and shareholders' equity                      $ 8,173,605
                                                                 ==========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                For the nine months
                                                ended September 30,
                                                -------------------
                                                1998           1997
                                                ----           ----
Income
      Revenue                               $ 5,794,905    $ 7,248,963
                                            -----------    -----------
                                              5,794,905      7,248,963
Costs and Expenses
      Operating                               3,656,249      4,440,357
      Distribution                              564,427        392,269
      Selling, general and administrative     1,659,781      1,641,351
      Interest                                  322,992        360,809
                                            -----------    -----------
                                              6,203,449      6,834,786
                                            -----------    -----------
(Loss) income before income taxes              (408,544)       414,177

Income taxes                                          0              0
                                            -----------    -----------
Net (loss) income                              (408,544)       414,177

Preferred stock dividends                        82,143         92,664
                                            -----------    -----------
Net (loss) income applicable to common
    shareholders                            $  (490,687)   $   321,513
                                            ===========    ===========
Earnings per common shares - basic          $      (.15)   $       .10
                                            ===========    ===========
Earnings per common shares - diluted        $      (.15)   $       .06
                                            ===========    ===========
Weighted average common shares                3,170,496      3,153,829
                                            ===========    ===========
Weighted dilutive common shares               3,170,496      5,471,286
                                            ===========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                For the three months
                                                ended September 30,
                                                -------------------
                                                1998           1997
                                                ----           ----
Income
      Revenue                               $ 1,898,553    $ 2,516,069
                                            -----------    -----------
                                              1,898,553      2,516,069
Costs and Expenses
      Operating                               1,152,324      1,534,457
      Distribution                              197,289        143,789
      Selling, general and administrative       640,369        480,158
      Interest                                   87,775        144,202
                                            -----------    -----------
                                              2,077,757      2,302,606
                                            -----------    -----------
(Loss) income before income taxes              (179,204)       213,463

Income taxes                                          0              0
                                            -----------    -----------
Net (loss) income                              (179,204)       213,463

Preferred stock dividends                        27,381         30,888
                                            -----------    -----------
Net (loss) income applicable to common
    shareholders                            $  (206,585)   $   182,575
                                            ===========    ===========
Earnings per common shares - basic          $      (.06)   $       .06
                                            ===========    ===========
Earnings per common shares - diluted        $      (.06)   $       .03
                                            ===========    ===========
Weighted average common shares                3,170,496      3,170,496
                                            ===========    ===========
Weighted dilutive common shares               3,170,496      5,392,968
                                            ===========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                For the nine months
                                                                ended September 30,
                                                                -------------------
                                                              1998               1997
                                                              ----               ----
Cash flows from operating activities:
      Net (loss) income                                   $  (408,544)   $   414,177
      Adjustments to reconcile net (loss) income to net
          cash provided by operating activities:
              Depreciation and amortization                   495,971        544,238
      Changes in assets and liabilities:
              Decrease in receivables                         657,533         28,947
              Decrease (increase) in inventory                 13,644         (3,503)
              (Increase) in prepaid expenses                  (45,612)       (58,946)
              Decrease (increase) in other assets               8,550        (45,396)
              Increase in deposits payable                          0        150,000
              Increase (decrease) in accounts payable
                  and accrued expenses                        563,628       (837,805)
                                                          -----------    -----------
                  Net cash provided by operating
                    activities                              1,285,170        191,712
                                                          -----------    -----------
Cash flows from investing activities:
       Net capital expenditures                               (67,916)    (1,226,608)
                                                          -----------    -----------
                  Net cash (used) in investing activities     (67,916)    (1,226,608)
                                                          -----------    -----------
Cash flows from financing activities:
      Registration costs                                            0        (18,000)
      Net (repayments) proceeds from revolving
         line of credit                                      (483,735)       187,773
      Net borrowings (repayments) under
          short-term notes payable                            265,000        (19,131)
      (Repayments) borrowings of long-term debt              (851,836)        33,021
      Net (repayments) borrowings under
          capital lease obligations                           (79,165)       943,171
                                                          -----------    -----------
                  Net cash (used) provided by
                    financing activities                   (1,149,736)     1,126,834
                                                          -----------    -----------
Net increase in cash                                           67,518         91,938

Cash at beginning of period                                    32,446         75,703
                                                          -----------    -----------
                  Cash at end of period                   $    99,964    $   167,641
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

2.    Earnings Per Share Calculation:

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. All potentially dilutive securities for the nine months ended September 30, 1998, and the three months ended September 30, 1998, are considered anti-dilutive. Potentially dilutive securities for the nine months ended September 30, 1997 computation of diluted earnings per share consist of options for approximately 371,832 shares and Series C Convertible Preferred Stock for approximately 1,945,625. Potentially dilutive securities for the three months ended September 30, 1997 computation of diluted earnings per share consist of options for approximately 276,847 shares and Series C Convertible Preferred Stock for approximately 1,945,625. Series B Preferred Stock was excluded from the1997 calculation of diluted earnings per share since the result would be anti-dilutive.

3.    Acquisitions/Divestitures:

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

      On August 3, 1998, SSI Surgical Services, Inc. ("SSI"), a joint venture company between TFX Equities, Incorporated ("TFX"), a wholly owned subsidiary of Teleflex, Incorporated ("Teleflex"), and the Company formed in May, 1997, acquired all the assets of Sterilization Management Group ("SMG"). SMG currently operates 5 sterile processing facilities, principally involved in the sterilization and reprocessing of reusable gowns and set-up packs, based in McGraw Park, Illinois, Baltimore, Houston, Tampa and Detroit. Four of these facilities have Instrument Set sterilization processing capabilities and SSI plans to upgrade the fifth to include Instrument Set sterilization processing so that all of the facilities can focus on this added business opportunity. Through these facilities, SMG currently employs approximately 120 full-time employees, and provides sterile and non-sterile operating room gowns, surgical towels and set-up packs to approximately 130 hospitals in 11 states. SMG had approximately $11.0 million (unaudited) in revenues for the twelve months ending December 31, 1997.

      As of April 1998, SSI had also entered into several multi-year contracts to provide long-term on-site management and sterile processing services totaling over $20.0 million.

      Based on the Company's interest in a rapidly growing SSI, the Company now has expanded from a regional sterilization processing facility to one with a national footprint. It should be noted, however, that the joint venture with SSI does not materially impact the financial position or results of operations of the Company at this time.

4.    Subsequent Events:

      As of October 1998, the Company has entered into several loan agreements with TFX, a wholly owned subsidiary of Teleflex. The principal amount of the loans total $400,000 and bear interest at the rate of prime plus one and one-half percent. The notes are due and payable on December 31, 1998.

      On October 15, 1998, the Company signed a short-term sublease agreement through February 28, 1998. The agreement provides for the sublease of 50,000 square feet of its premises at a rental plus other reimbursements of approximately $100,000.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Current Assets have decreased approximately $1,808,000 to $2,041,179 at September 30, 1998 compared to $3,849,226 at December 31, 1997. The decrease was primarily due to the decrease in assets held for sale of $1,250,000 related to the successful completion of the divestiture of the electron beam accelerator and related equipment and an approximate $657,533 decrease in accounts receivable offset by an increase in cash of approximately $67,518 and an approximate $45,612 increase in prepaid expenses. The Company had negative working capital of approximately $308,452 at September 30, 1998 compared to positive working capital of approximately $1,529,850 at December 31, 1997. This decrease of approximately $1,838,302 was primarily the result of the decrease in assets held for sale of $1,250,000 related to the successful completion of the divestiture of the electron beam accelerator and related equipment, the decrease in accounts receivable of approximately $657,533, the increase in accounts payable and accrued expenses of approximately $563,628 and new loan agreements with TFX, totaling $300,000 due December 31, 1998, offset in part by the repayment of the current portion of debt of approximately $851,836 and an increase in cash of approximately $67,518. There was a decrease in the working capital ratio, to 0.87 to 1 at September 30, 1998 from 1.66 to 1 at December 31, 1997. This was directly the result of the sale of the beam, subsequent reduction in accounts receivable and the net impact to payables described above.

      The Company currently plans to expand its business by increasing its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. Management also plans to purchase additional surgical instruments, as and if required to support the Company's hospital sterilization growth objectives. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its working capital line of credit, the $400,000 loan from TFX and the completion of the sale of the electron beam accelerator in April, 1998, will be sufficient to meet working capital requirements during 1998. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS

REVENUES

      Revenues for the nine months ended September 30, 1998 decreased approximately $1,454,000 or 20.1% to approximately $5,795,000 from revenues of approximately $7,249,000 for the nine months ended September 30, 1997. The decrease in revenues was primarily attributable to an approximate $2,615,000 decrease in revenues or a 85.1% decrease in the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, offset by an approximate $1,161,000 or 27.8% increase in the Company's revenue in its hospital services division.

      Revenues for the three months ended September 30, 1998 decreased approximately $618,000 or 24.5% to approximately $1,898,000 from revenues of approximately $2,516,000 for the three months ended September 30, 1997. The decrease in revenues was primarily attributable to an approximate $984,000 decrease in revenues or a 99.4% decrease in the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, offset by an approximate $366,000 or 24.0% increase in the Company's revenue in its hospital services division.

COSTS AND EXPENSES

      Total expenses decreased approximately $631,000 or 9.2% to approximately $6,203,449 for the nine months ended September 30, 1998 compared to approximately $6,834,786 for the nine months ended September 30, 1997. Operating expenses have decreased approximately $784,000 or 17.7% due to a reduction in salary, utility and other costs related to the divestiture of the electron beam accelerator partially offset by increases in salaries and supplies to support the increased sales volume in the hospital services division. Distribution costs have increased approximately $172,000 or 43.9% due to increased driver salaries and other costs related to increased sales volume and expanded geographical coverage in the hospital services division. Selling, general and administrative expenses have decreased approximately $18,000 or 1.1% due primarily to reduced

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

administrative salary expenditure attributed to the hospital services division. Interest expense decreased approximately $38,000 or 10.5% due to the sale of the beam and the subsequent repayment of debt.

      The decrease in total expenses for the nine months ended September 30, 1998, was limited by several factors attributed to the divestiture of the electron beam business, as well as, other nonrecurring expenditures. The Company is currently evaluating long-term sublease offers on its facility to offset approximately $229,000 in unabsorbed plant rental and realty taxes associated with the discontinued electron beam business that are currently included in operating expenses for the nine months ended September 30, 1998. Operating expenses also include approximately $176,000 of other one-time costs related to the liquidation of the electron beam business. In addition to these items, the Company is effecting further reductions in selling, general and administrative expenses.

      Total expenses decreased approximately $225,000 or 9.8% to approximately $2,077,757 for the three months ended September 30, 1998 compared to approximately $2,302,606 for the three months ended September 30, 1997. Operating expenses have decreased approximately $382,000 or 24.9% due to a reduction in salary, utility and other costs related to the divestiture of the electron beam accelerator partially offset by increases in salaries and supplies to support the increased sales volume in the hospital services division. Distribution costs have increased $54,000 or 37.2% due to increased driver salaries and other costs related to increased sales volume and expanded geographical coverage in the hospital services division. Selling, general and administrative expenses have increased approximately $160,000 or 33.4% due primarily to one-time termination expenses incurred as a result of the elimination of an Officer's position ($84,000) and the write-off of residual E-Beam assets ($51,000) and an increase in the provision for bad debt ($24,000). Interest expense decreased approximately $56,000 or 38.8% due to the sale of the beam and the subsequent repayment of debt.

      The decrease in total expenses for the three months ended September 30, 1998, was also limited by approximately $87,000 in unabsorbed plant rental and realty taxes associated with the discontinued electron beam business that are currently included in operating expenses for the three months ended September 30, 1998.

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

NET INCOME (LOSS)
APPLICABLE TO COMMON SHAREHOLDERS

      Net loss applicable to common shareholders was approximately ($491,000) or ($.15) per share on a diluted basis for the nine months ended September 30, 1998 compared to net income applicable to common shareholders of approximately $322,000 or $.06 per share for the nine months ended September 30, 1997 on a diluted basis. Basic earnings per share for the nine months ended September 30, 1998 represented a net loss per share of approximately ($.15) compared to net income per share of approximately $.10 for the nine months ended September 30, 1997.

      Net loss applicable to common shareholders was approximately ($207,000) or ($.06) per share on a diluted basis for the three months ended September 30, 1998 compared to net income applicable to common shareholders of approximately $183,000 or $.03 per share for the three months ended September 30, 1997 on a diluted basis. Basic earnings per share for the three months ended September 30, 1998 represented a net loss per share of approximately ($.06) compared to net income per share of approximately $.06 for the three months ended September 30, 1997.

                           MEDICAL STERILIZATION, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-KSB

      (b) There were no reports on Form 8-KSB filed by the registrant during the three months ended September 30, 1998.

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


                                     MEDICAL STERILIZATION, INC.


Date   November 13, 1998             /s/ D. Michael Deignan
       -----------------             ----------------------------------------
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