Form 10QSB/A
period 1998-09-30
MEDICAL STERILIZATION INC
filed 1999-02-19
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarter ended SEPTEMBER 30, 1998
                        ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ----------------

Commission file number    2-85008-NY
                       ---------------

                           MEDICAL STERILIZATION, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer specified in its character)

            NEW YORK                                     11-2621408
-------------------------------------      -------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    225 UNDERHILL BOULEVARD, SYOSSET, NEW YORK                     11791
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

                                             3,170,496  shares
                                          ------------

Transitional Small Business Disclosure Format (Check One) Yes |_| No |X|

                           MEDICAL STERILIZATION, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Balance Sheet as of September 30, 1998 (unaudited) .........   3 - 4

          Statements of Operations for the nine months
          ended September 30, 1998 and September 30, 1997
          (unaudited) ................................................     5

          Statements of Operations for the three months
          ended September 30, 1998 and September 30, 1997
          (unaudited) ................................................     6

          Statements of Cash Flows for the nine months ended
          September 30, 1998 and September 30, 1998 (unaudited) ......     7

          Notes to Consolidated Financial Statements .................   8 - 9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations ..............  10 - 14

Part II.  Other Information ..........................................    15

          Signatures .................................................    15

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet

                                                               September 30,1998
                                                                  (unaudited)
                                                               -----------------

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
                                                                  ----------

                                    Continued
                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                                  Balance Sheet
                                    Continued

                                                              September 30, 1998
                                                                  (unaudited)
                                                               -----------------

Shareholders' equity
  Convertible Preferred Stock Series C
    Authorized 2,000,000 shares, issued
    and outstanding 1,945,625 shares                                1,945,625

  Common stock, par value $.01 per share
    Authorized 10,000,000 shares, issued
    and outstanding 3,170,496 shares                                   31,704
  Additional paid-in capital                                        7,650,841
  Accumulated deficit                                              (8,369,266)
                                                                  -----------
        Shareholders' equity                                        1,258,904
                                                                  -----------

Total liabilities and shareholders' equity                        $ 8,173,605
                                                                  ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the nine months
                                                          ended September 30,
                                                      --------------------------
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
                                                      ===========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          For the three months
                                                          ended September 30,
                                                      --------------------------
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
                                                      ===========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For the nine months
                                                          ended September 30,
                                                      --------------------------
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

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

YEAR 2000 ISSUE

      The Company is dependent on computer systems and applications to conduct its business. Some computer systems and applications include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

      The Company is currently executing a risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) identification, (ii) assessment, (iii) remediation, and (iv) testing.

      The Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced the assessment and remediation stages of modifying, upgrading, and replacing major systems that have been identified as adversely affected.

      In addition to computers and related systems, the operation of sterilization equipment, other plant floor equipment and office equipment, such as fax machines, photocopiers, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effects of, and cost of remediating, the Year 2000 Problem on this type of equipment.

      The Company has incurred costs to date of approximately $12,000 and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems to be less than $100,000. While the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

      The Company is initiating communications with its major customers and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problems. There can be no assurance that these customers and suppliers will resolve any

                           MEDICAL STERILIZATION, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                 CONDITIONS AND RESULTS OF OPERATIONS, continued

or all Year 2000 Problems with its systems before the occurrence of a material disruption to the business of the Company. Any failure of these customers and suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

      The Company is also developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches.

      The discussion of the Company's efforts, and management's expectations, related to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

COSTS AND EXPENSES

      Total expenses decreased approximately $631,000 or 9.2% to approximately $6,203,449 for the nine months ended September 30, 1998 compared to approximately $6,834,786 for the nine months ended September 30, 1997. Operating expenses have decreased approximately $784,000 or 17.7% due to a reduction in salary, utility and other costs related to the divestiture of the electron beam accelerator partially offset by increases in salaries and supplies to support the increased sales volume in the hospital services division. Distribution costs have increased approximately $172,000 or 43.9% due to increased driver salaries and other costs related to increased sales volume and expanded geographical coverage in the hospital services division. Selling, general and administrative expenses have decreased approximately $18,000 or 1.1% due primarily to reduced administrative salary expenditure attributed to the hospital services division. Interest expense decreased approximately $38,000 or 10.5% due to the sale of the beam and the subsequent repayment of debt.

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

                                        MEDICAL STERILIZATION, INC.


Date February 19, 1999                  /s/ Scott Bartos
                                        ----------------------------------------
                                        Scott Bartos, President and Chief
                                                Executive Officer


                                        /s/ Ivan Zubin
                                        ----------------------------------------
                                        Ivan Zubin, Director of Finance and
                                                Principal Accounting Officer