Form 10KSB40
period 1998-12-31
MEDICAL STERILIZATION INC
filed 1999-03-30
CIK 723592

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|_| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to ___________

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the fiscal year ended December 31, 1998 were $7,560,418. As of March 26, 1999, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $1,063,619 based on the average bid and asked price of the Issuer's Common Stock on March 26, 1999 as reported on the Nasdaq Bulletin Board System.

As of March 26, 1999, there were 19,491,216 shares of the Issuer's Common Stock, par value $.01 per share, issued and outstanding.

================================================================================

Item 1. Description of Business

Overview

      Medical Sterilization, Inc. (the "Company") provides off-site reprocessing and sterilization of the Company's standard containerized reprocessable sterilized surgical instrument sets ("Instrument Sets") as well as certain other items requiring sterilization ("Sterilizable Items") for healthcare providers such as hospitals, hospital networks and ambulatory surgi-centers. See "Sterilization Services for Healthcare Providers". In furtherance of the Company's decision in 1997 to divest its contract sterilization of disposable medical products and radiation processing of industrial products businesses to focus on its Instrument Set sterilization processing business, the Company completed the sale of its electron beam accelerator ( the "Accelerator") to Shamrock Technologies, Inc. ("Shamrock") during 1998.

      The Company provides its off-site reprocessing and sterilization services and pre-sterilized reprocessable Instrument Sets to hospitals, hospital networks and ambulatory surgi-centers in New York, New Jersey, Pennsylvania and the New England states, Connecticut, Rhode Island, Massachusetts, Vermont, New Hampshire and Maine (the "Northeast Corridor").

      On November, 19, 1998, the Company entered into an Acquisition Agreement ("the Acquisition Agreement") with TFX Equities Incorporated ("TFX"), a wholly owned subsidiary of Teleflex, Incorporated ("Teleflex"). Pursuant to the terms of the Acquisition Agreement, the Company agreed to exchange 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock for all of the issued and outstanding shares of Endoscopy Specialists, Incorporated ("ESI"), a Florida-based surgical instrument management services firm, and all of the issued and outstanding shares not already held by the Company of SSI Surgical Services, Inc. ("SSI"), a Joint Venture with TFX. The acquisition was completed on January 11, 1999. This transaction will allow the Company to market the off-site reprocessing and sterilization of surgical instruments and the management of on-site sterilization services to hospitals and healthcare facilities in all of North America.

      The Company was founded in May 1982 as a New York corporation. Its principal executive offices are located at 225 Underhill Boulevard, Syosset, New York 11791, and its telephone number is (516) 496-8822.

Endoscopy Specialists Incorporated

      ESI, headquartered in Orlando, Florida, was incorporated in 1993 to provide endoscopic instrument sets to hospitals and other medical facilities on a per procedure basis. In August 1995, ESI was acquired by TFX.

      ESI provides customers specified endoscopic instruments and specialty products required to perform designated endoscopic surgical procedures. In addition, ESI assigns highly trained service technicians to each customer hospital. The ESI service technician is responsible for assisting with the operating room set-up prior to the start of the designated endoscopic case, and remains on-site to serve as a technical expert available to respond to questions from the surgical staff regarding the proper use of the products and video systems supplied by ESI. At the completion of the case, the ESI technician decontaminates and reprocesses the ESI instruments and performs quality assurance checks on the instruments to validate their readiness for the next procedure. ESI manages all repairs, refurbishing, reprocessing and replacement costs associated with the provided products.

      ESI offers services for general surgery, gynecology, urology, ENT, orthopedics, plastic surgery, thoracic surgery and cardiovascular surgery. The related ESI instrument sets can be basic, containing only instrumentation, or increasingly complex, to include scopes, video equipment and other accessories. By using high quality reusable instruments that are properly managed by trained ESI technicians, ESI delivers higher quality products billed on a per procedure basis, thus providing a basis for potentially reducing hospital costs.

      ESI currently provides services to approximately 100 hospitals and surgery centers throughout the United States. Maintaining its growth on a controlled basis, ESI expects to continue to build its business through the strength of its reputation.

SSI Surgical Services, Inc.

      SSI, headquartered in Orlando, Florida, was formed in 1997 as a joint venture between TFX and the Company. SSI was established to provide general and specialty instrument sets, basins and surgical gowns and towels to hospitals and other facilities. In August 1998, SSI acquired Sterilization Management Group ("SMG") which owned and managed five surgical instrument and linen reprocessing facilities located in major metropolitan areas in the United States.

      SSI offers a broad menu of services both on-site (at customer locations) and off-site (at the five SSI facilities). These services include, facility assessment, on-site department management and staffing, asset inventory management systems, surgical instrument management, equipment and sterile processing department redesign, sterile processing department education/certification and off-site sterile reprocessing of surgical instruments, gowns and towels.

      SSI currently provides on-site services to six hospitals and surgery centers and off-site sterilization services to more than 100 customers. SSI's focus on education and management services, strategic alliances with suppliers of sterilization equipment and asset management systems, on staff instrument repair and refurbishment resources and its highly trained team of professionals is expected to allow for continued growth and a competitive point of difference.

----------

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

Sterilization Services for Healthcare Providers

      MSI provides off-site cleaning, decontamination and sterilization processing of the Company's standard containerized reprocessable sterilized surgical Instrument Sets as well as Sterilizable Items for healthcare providers such as hospitals and ambulatory surgi-centers within the Northeast Corridor. As of March 26, 1999, MSI had 18 contracts with healthcare providers in its area of operations to provide its instrument services for labor and delivery; 23 contracts to provide its instrument services for operating rooms; 2 contracts to provide laparoscopic instruments; 9 contracts to provide basins; 8 contracts to provide gowns and/or towels; 2 contracts to provide its instrument services for open heart and vascular surgery; 6 contracts to provide instrument services for ambulatory surgery; 7 contracts to provide Ethylene Oxide ("EtO") processing for instruments which could not be sterilized in a steam sterilizer; and 1 contract to provide management services in a hospital. The value of contracts to be implemented through the year 2003 is approximately $16,730,000, as of March 26, 1999. The Company estimates that there are approximately 250 such healthcare providers in the Northeast Corridor.

      Sterilizable Items consist of Instrument Sets, utensils, basins, towels, surgical gowns and wraps and other items used in healthcare facilities which require sterilization. Instrument Sets are prepackaged, sterilized, reprocessable instrument sets, each of which is a complete set of instruments necessary for a given medical procedure. The Company has designed approximately 85 different Instrument Sets for operating room procedures and labor and delivery, including gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage. The Company packages its Instrument Sets in rigid containers with filters and seals, thereby maintaining sterile integrity without the risk of tearing and pinholes which occur in more traditional wrappers. The Instrument Sets aid in the organization of the instruments for ease of use and provide for better instrument accountability once the procedure is completed. Once an Instrument Set has been utilized, it is returned to the Company for cleaning, sterilization and repackaging.

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

      The Company has no competitor operating in an off-site environment which can replicate its sterilization services program though variations of the Company's model potentially exist and/or have been announced in traditional hospital purchasing news. Sterile Recoveries, Inc. and Angelica Corporation now compete with the Company and specifically SMG in processing gowns, linens and basins but their operating facilities are all outside the Northeast Corridor. Substantial know-how and capital intensive barriers could limit competitive interest.

      Several small and large companies are specializing in on-site instrument processing, consulting and management services, providing hospitals and hospital networks a competitive choice between the Company's off-site instrument processing and sterilization services. Following earlier strategic alliances and the recent acquisition of ESI and SSI, the Company is now able to provide a total instrument management solution for individual hospitals and hospital networks throughout North America.

Customers

      The Company sells its sterilization services to healthcare providers such as hospitals and ambulatory surgi-centers in the Northeast Corridor. As of March 26, 1999, the Company provided Instrument Sets and sterilization services for Sterilizable Items pursuant to 76 sterilization services contracts with 39 hospitals and ambulatory surgi-centers. No single customer accounted for 10% or more of the Company's total revenues for the fiscal year ended December 31, 1998.

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

Government Regulation

      The Company had obtained a permit from the New York State Department of Environmental Conservation operating through the Nassau County Department of Health to operate its radiation sterilization and processing facility. This permit was in force through April 30, 1998, at which time the Company ceased these operations. During that time, the Company believes it was in material compliance with applicable laws and regulations with respect to its radiation sterilization and processing facility. The Company believes that it was also in material compliance with the regulations of the Nassau County Department of Public Works with regard to the disposition of effluents.

      The Company was registered with the Department of Health and Human Services, Public Health Service of the FDA, and believes it was in material compliance with the FDA compliance program. With regard to the reprocessing of instrument sets for hospitals, the Company complies with the FDA's compliance program.

      The Company is also subject to the requirements of the Occupational Safety and Health Administration ("OSHA") and believes that it is in material compliance with such requirements. The Company believes that it is in material compliance with all other applicable federal, state and local rules and regulations relating to the conduct of its business.

Employees

      As of December 31, 1998, the Company had 78 full-time and 22 part-time employees. None of its employees are covered by any collective bargaining agreement.

Item 2. Description of Property

      The Company's headquarters, including its executive offices and sterilization facility, lease approximately 103,000 square feet of space in a building located at 225 Underhill Boulevard, Syosset, New York. The Company originally entered into its headquarters lease on March 1, 1984. On November 20, 1995, the Company executed a new lease for its headquarters which provides for a term of March 1, 1996 through February 28, 2001 with an annual rent of $456,000 for the first three years and $504,000 for the next two years. The Company and its Landlord are currently renegotiating the terms of the lease. On October 15, 1998, the Company signed a short-term sublease agreement through February 28, 1999, which provides for the sublease of 50,000 square feet of its premises for approximately $100,000. This sublease was orally extended to March 31, 1999.

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

Item 4. Submission of Matters to a Vote of Security-Holders

      No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 31, 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock, $.01 par value per share, has been traded in the over-the-counter market (under the symbol "MSTI") since September 26, 1983 and is now quoted on the Nasdaq Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 26, 1999 was 261.

The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 1999 (through March 26, 1999):


        1999                                       High Bid             Low Bid
        -----------------------------------------------------------------------
        First Quarter (through March 26, 1999)     $1.125                 $0.563

        1998
        Fourth Quarter                               1.063                 0.500
        Third Quarter                                1.000                 0.563
        Second Quarter                               1.875                 0.750
        First Quarter                                1.313                 0.875

        1997
        Fourth Quarter                               1.375                 0.875
        Third Quarter                                1.688                 1.000
        Second Quarter                               1.688                 1.000
        First Quarter                                2.625                 1.188

      The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future. The Company is required to pay dividends at the rate of 8% per annum per share with respect to the outstanding shares of Series B Convertible Preferred Stock. At the option of the Company, the dividends may be paid in cash or accrued. If accrued, the dividends shall be added to the face amount of the Series B Convertible Preferred at the time of conversion. In addition, certain of the Company's financing agreements and the terms of the Company's outstanding Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock prohibit the payment of dividends on the shares of Common Stock. In connection with the January 1999 acquisition of ESI and SSI, both the Series B and Series C Convertible Preferred Stock and accrued dividends were converted to 2,920,720 shares of Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company reported a net loss of approximately $1,302,000 for the year ended December 31, 1998 compared to net income of approximately $613,000 for the year ended December 31, 1997. The decrease in net income was principally the result of the loss in revenues associated with the divestiture of the contract sterilization and radiation processing of industrial products services, partially offset by an approximate 22 percent increase in revenues related to the Company's hospital services division. The Company also incurred additional unexpected one-time costs related to the disposal of the electron beam business of approximately $230,000 and other nonrecurring expenditures including severance and termination expenses of approximately $400,000 related to the elimination of several senior management positions.

      The Company's earnings in 1998 were also severely impacted by its inability to offset approximately $250,000 in unabsorbed plant rental, realty taxes and other fixed overhead at its facility associated with the discontinued electron beam business. On October 15, 1998, the Company signed a short-term sublease agreement through February, 28, 1999, to sublease 50,000 square feet of its premises at a rental plus other reimbursements of approximately $100,000.

      For the fiscal year ended December 31, 1998, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 94%, 6% and 0%, respectively, of the Company's revenues, as compared with 59%, 10% and 31%, respectively, for the fiscal year ended December 31, 1997. These percentages are in line with the Board of Directors decision to focus the Company on its core Instrument Set sterilization processing business. During the second quarter of fiscal 1998, the Company successfully completed divestiture of its electron beam accelerator and related equipment to Shamrock Technologies, Inc. The proceeds of the sale were used by the Company to repay the entire balance of a bank note secured by the electron beam accelerator, with the residual monies applied against the Company's financing agreement with its commercial lender.

      In November, 1998, the Company entered into an agreement to acquire Endoscopy Specialists, Incorporated ("ESI"), a Florida-based surgical instrument management services firm, and the remaining 62.5% of the shares of SSI Surgical Services, Inc. ("SSI"), a joint venture in which the Company had held a 37.5% interest. Both businesses will be acquired from TFX, a wholly owned subsidiary of Teleflex, a diversified publicly held company, in exchange for 13.4 million common shares of the Company and warrants for an additional 1.5 million common shares. TFX will convert the preferred shares of the Company it currently owns into common shares of the Company. The Acquisition was completed on January, 11 1999, and has been accounted for as a purchase in the first quarter of fiscal 1999.

      In December, 1998, the Company entered into a new loan agreement with TFX. The funds obtained were used to settle interim and short-term advances from TFX and various outstanding accounts payable balances, including amounts owed to Pilling Weck, a subsidiary of Teleflex, as well as, to fund ongoing working capital needs. The principal amount of the new loan totals $1,300,000 and bears interest at the rate of 8 percent. The note is due and payable on January 3, 2000.

      In December, 1998, the Company entered into a revolving loan account agreement with Teleflex. Under the agreement, Teleflex has agreed to advance the Company up to $750,000 for no more than two years. Interest is charged on the unpaid principal balances at a fixed rate of 8 percent. $250,000 was drawn against this facility as of December 31, 1998.

Results of Operations

1998 Compared with 1997

Revenues

      Revenues for the year ended December 31, 1998 decreased approximately 24% to $7,560,000 from approximately $9,890,000 for the year ended December 31, 1997. The decrease in revenues was attributable to an approximate $3,600,000 or 89% decrease in revenues related to the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, partially offset by an approximate $1,276,000 or 22% increase in revenues related to the Company's sterilization services to healthcare providers. The increase in revenues related to the Company's sterilization services to healthcare providers was attributable to market penetration of new customers and expanded services to the Company's existing customer base. During 1998, the Company also began to recognize, through increased implementation of Instrument Sets, the full impact of revenues derived from new multi-year contracts that were signed in 1997 with several major healthcare providers in the region.

Other Income

      During 1997, the Company received a nonrefundable deposit of $150,000 related to the sale of its contract sterilization services to E-BEAM.

Gross Profit

      Gross profit (revenues minus operating expenses) decreased $1,286,000 or approximately 33% from approximately $3,904,000 for the year ended December 31, 1997 to approximately $2,618,000 for the year ended December 31, 1998. Gross profit as a percentage of revenues decreased approximately 4.9% from 39.5% for the year ended December 31, 1997 to 34.6% for the year ended December 31, 1998. The decrease in the Company's gross profit was attributable to the decrease in revenues associated with the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, partially offset by improved production efficiencies in the Company's facility and the flow on benefits from increased hospital sales volumes.

Distribution Costs

      Distribution costs increased $212,000 or 39% from approximately $543,000 for the year ended December 31, 1997 to $755,000 for the year ended December 31, 1998. The increase is directly related to increased sales volume and expanded geographical coverage in the hospital services division.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $250,000 from approximately $2,341,000 for the year ended December 31, 1997 to $2,591,000 for the year ended December 31, 1998. The increase is principally attributed to additional unexpected one-time costs related to the disposal of the electron beam business and other nonrecurring expenditures including severance and termination expenses related to the elimination of several senior management positions.

Bad Debt Expense

      Bad debt expense increased by $85,000 from $61,000 for the year ended December 31, 1997 to $146,000 for the year ended December 31, 1998. The increase was due to the write-off of a receivable from a customer who filed for bankruptcy during 1998. The Company has determined that its allowance for doubtful accounts is sufficient to cover the receivables from its hospital operations.

Interest Expense

      Interest expense decreased by $58,000 from $486,000 for the year ended December 31, 1997 to $428,000 for the year ended December 31, 1998. The decrease is directly attributed to the sale of the electron beam and the subsequent repayment of debt, partially offset by continued capital spending on surgical instruments to support the growth of the hospital business.

Net (Loss) Income

      Net loss for the year ended December 31, 1998 was $1,302,000, a decrease of $1,915,000 from net income of approximately $613,000 for the year ended December 31, 1997.

Net (Loss) Income Applicable to Common Shareholders

      Diluted earnings per share for the year ended December 31, 1998 represented a net loss per share of $0.46, compared to net income per share of $0.09 for the year ended December 31, 1997. Basic earnings per share for the year ended December 31, 1998 also represented a net loss per share of $0.46, compared to net income per share of $0.16 for the year ended December 31, 1997. Excluding the effect of preferred dividends, diluted earnings per share for the year ended December 31, 1998 represented a net loss per share of $0.41, compared to net income per share of $0.11 for the year ended December 31, 1997.

Results of Operations

1997 Compared with 1996

Revenues

      Revenues for the year ended December 31, 1997 increased approximately 15% to $9,890,000 from $8,626,000 for the year ended December 31, 1996. The increase in revenues was attributable to an approximate $1,081,000 or 23% increase in revenues related to the Company's sterilization services to healthcare providers, an approximate $110,000 or 4% increase in revenues related to the Company's radiation processing of industrial products services and an approximate $73,000 or 8% increase in revenues related to the Company's contract sterilization services. The increase in revenues related to the Company's sterilization services to healthcare providers was attributable to market penetration of new customers and expanded services to the Company's existing customer base. During 1997, the Company signed several new multi-year contracts with major healthcare providers in the region. The increase in radiation revenues was primarily attributable to the acceleration of Teflon processing related to the impending termination of these services. The increase in contract revenues, in turn, was mainly attributed to renegotiated rates with certain key customers to more accurately reflect the service provided by the Company.

Other Income

      In April 1997, the Company received $150,000 in connection with the sale of its contract sterilization services to E-BEAM, which is nonrefundable. This receipt has been reported as other income.

Gross Profit

      Gross profit (revenues minus operating expenses) increased $1,017,000 or approximately 35% from $2,887,000 for the year ended December 31, 1996 to $3,904,000 for the year ended December 31, 1997. Gross profit as a percentage of revenues increased approximately 6.0% from 33.5% for the year ended December 31, 1996 to 39.5% for the year ended December 31, 1997. The increase in the Company's gross profit was attributable to improved production efficiencies in the Company's facility and the flow on benefits from increased sales volumes. The major components of these efficiencies were a reduction in labor as a percentage of revenues and a reduction in supplies used in production offset by other increases related to new volume.

Distribution Costs

      Distribution costs increased $72,000 or approximately 15% from $471,000 for the year ended December 31, 1996 to $543,000 for the year ended December 31, 1997. As a percentage of revenues, distribution costs remained relatively the same over the prior year at 5.5%. The increase is primarily the result of increased sales volume.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased by $101,000 from $2,442,000 for the year ended December 31, 1996 to $2,341,000 for the year ended December 31, 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 28.3% for the year ended December 31, 1996 to 23.7% for the year ended December 31, 1997. The decrease is attributed to the Company's continued strategy to reduce discretionary costs, in addition to certain national marketing expenses being borne by SSI whereas last year they were borne by the Company, and reduced legal expenses.

Bad Debt Expense

      Bad debt expense decreased by $499,000 from $560,000 for the year ended December 31, 1996 to $61,000 for the year ended December 31, 1997. The decrease is attributed to write-offs and adjustments made in 1996 related to a receivable from a customer in bankruptcy and the settlement of amounts in dispute. The Company has determined that its allowance for doubtful accounts is sufficient to cover the receivables from its hospital operations.

Write Down of Assets

      The decrease of approximately $103,000 is related to the charge taken in 1996 to reflect the reduction in the value of assets associated with the proposed sale of the electron beam accelerator.

Interest Expense

      Interest expense increased by $179,000 from $307,000 for the year ended December 31, 1996 to $486,000 for the year ended December 31, 1997. The increase is directly attributed to the increased interest charges incurred in financing the purchase of surgical instruments and other equipment and the additional borrowing of $500,000 from TFX.

Net Income

      Net income for the year ended December 31, 1997 was $613,000, compared to a net loss of $995,000 for the year ended December 31, 1996.

Net Income (Loss) Applicable to Common Shareholders

      Diluted earnings per share for the year ended December 31, 1997 was $0.09, compared to a net loss per share of $0.37 for the year ended December 31, 1996. Basic earnings per share for the year ended December 31, 1997 was $0.16, compared to a net loss per share of $0.37 for the year ended December 31, 1996. Excluding the effect of preferred dividends, diluted earnings per share for the year ended December 31, 1997 was $0.11, compared to a net loss per share of $0.33 for the year ended December 31, 1996.

Liquidity and Capital Resources

      Current assets decreased $1,508,000 to $2,341,000 at December 31, 1998 from $3,849,000 at December 31, 1997. The decrease was primarily attributable to the classification of $1,250,000 as current assets held for sale in connection with the sale of the electron beam accelerator in 1997. During the second quarter of 1998, the Company completed divestiture of its electron beam accelerator and related equipment.

      The Company had working capital of approximately $118,000 at December 31, 1998, compared to working capital of approximately $1,530,000 at December 31, 1997. The Company's current ratio at December 31, 1998, was 1.05 to 1 compared to a current ratio of 1.66 to 1 at December 31, 1997. The decrease in the Company's working capital and current ratio at December 31, 1998 compared to December 31, 1997 was primarily the result of the classification of $1,250,000 as current assets held for sale in connection with the sale of the electron beam accelerator in 1997.

      With the recent acquisition in January, 1999, of ESI and SSI, the Company plans to continue expansion of its business by increasing its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funds under its available credit lines, including funding from its major shareholder, and the completion of the sale of the electron beam accelerator in April, 1998, will be sufficient to meet working capital requirements during 1999. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

      Capital expenditures totaled $1,809,000 in 1998 as compared with $2,239,000 in 1997. These purchases were principally surgical instruments made to support the Company's supply obligations under new contracts entered into during 1997 and 1998.

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

      The Company is initiating communications with its major customers and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problems. There can be no assurance that these customers and suppliers will resolve any or all Year 2000 Problems with its systems before the occurrence of a material disruption to the business of the Company. Any failure of these customers and suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future. Relating to the sufficiency of funds for the Company's working capital requirements during 1999, the Company's expectation that future cash flow will continue to be provided from operations and the Company's not presently anticipating that inflation will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

      The Company's future results are subject to risks and uncertainties. The Company has operated at a loss or a very small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company may require additional working capital in the future and there can be no assurance that such working capital will be on acceptable terms, if at all. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

      Future results of the Company will depend significantly on its ability to successfully integrate the acquired operations of ESI and SSI, as well as the Company's ability to convince hospitals and other healthcare providers to utilize the Company's off-site sterilization services as opposed to their own on-site facilities. Hospitals may resist this change for a number of reasons, including the preferences of hospital staffs which may wish to preserve their existing staffing, labor unions which may resist any staffing reductions and the ongoing consolidation of hospitals which may impact the willingness of hospital administrators to make operational decisions on a timely basis and which may affect a hospital's decision to utilize an off-site processor as opposed to retaining one or more of the consolidated hospital group's central sterilization facilities to provide services for the entire group.

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

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                        Directors and Executive Officers

      The following table sets forth certain information regarding the individuals who are directors and executive officers of the Company as of March 26, 1999. All directors and executive officers are citizens of the United States.

        Name                        Age                   Position
        ----                        ---                   --------

Scott A. Bartos                     35      Director, President, Chief Executive
                                            Officer
Larry C. Buckelew(1)                45      Director, Chairman of the Board
Steven K. Chance(2)                 53      Director, Secretary
D. Michael Deignan(2)               55      Director
John J. Sickler(1)                  57      Director
Forrest R. Whittaker(1)(2)          49      Director
Todd Riddell                        39      Senior Vice President
Michael Spagnuolo                   36      Vice President, On Site Operations
Michael Irwin                       51      Vice President, Off Site Operations
Paul A. D'Alesio                    41      Treasurer, Chief Financial Officer

(1) Member of Compensation Committee
(2) Member of Audit Committee

                                    Directors

      Scott A. Bartos was appointed Chief Operating Officer of the Company on December 1, 1998 and elected a Director, President and Chief Executive Officer on January 8, 1999. He was President of SSI since it was formed in March, 1997 as well as President of ESI, which position he held for more than five years.

      Larry C. Buckelew was elected a Director on January 8, 1997 and Chairman of the Board on January 8, 1999. In January, 1999 he was elected President of TFX Medical, a division of Teleflex, which includes TFX Surgical Group, of which he was President since December, 1996. Teleflex designs, manufactures and distributes products and services for the automotive, marine, industrial, medical and aerospace markets. Prior to December, 1996, he was President of LCB Consultants, a consulting firm, since February, 1996 and President of Sunrise Medical, Inc., a manufacturer of medical devices, from June, 1993.

      Steven K. Chance was elected a Director on January 8, 1999. He is and has been since 1993, Vice President and General Counsel of Teleflex.

      D. Michael Deignan was elected President, Chief Operating Officer and Director of the Company on September 8, 1995 and Chief Executive Officer on December 31, 1995. He remained as President and Chief Executive Officer until January 8, 1999. For approximately two years prior to September 8, 1995 he was President and Chief Executive Officer of Tonometrics, Inc., a developer of a patented regional tissue oxygenation monitoring system.

      John J. Sickler has been a Director since January 8, 1997. He is and has been since 1990, the President of TFX, a subsidiary of Teleflex engaged in corporate business development.

      Forrest R. Whittaker has been a Director of the Company since January 17, 1996. He is and has been since January 1, 1996, the President and Chief Executive Officer of Paidos Health Management Services, Inc., a company providing health services. Prior thereto, he was President and Chief Executive Officer of Paidos Healthcare, Inc. from May, 1993.

                               Executive Officers

      Todd Riddell was elected Senior Vice President on March 2, 1999. For the past five years he has been Vice President of ESI.

      Michael Spagnuolo was elected Vice President-On Site Operations on March 2, 1999. For two years prior thereto he was Vice President/Sales for SSI. For more than three years prior thereto he was a consultant for medical services.

      Michael Irwin was elected Vice President-Off Site Operations on March 2, 1999. For two years prior thereto he was General Manager of SMG. From 1994 to 1997 he was a plant manager and division director of operations for the Interwoven Division of Baxter Healthcare, Inc., a manufacturer and distributor of medical supplies and equipment.

      Paul D'Alesio was elected Treasurer and Chief Financial Officer on March 2, 1999. For five years prior thereto he was Controller of Meyer International, Inc., a holding company for distributors of building materials and its subsidiaries.

Item 10. Executive Compensation

      Summary Compensation. The following table sets forth the compensation earned by the Company's Chief Executive Officer who was the only Executive Officer whose total salary exceeded $100,000 in 1996, 1997 and 1998.

                                                         Long Term Compensation
                                                         ----------------------
                                                                              Underlying   All Other
Name and Principal Position        Year    Salary     Bonus     Securities     Options    Compensation
---------------------------        ----    ------     -----     ----------     -------    ------------
D. Michael Deignan                 1998   $165,000   $ 42,600         --          --      $  3,712(1)
  President and  Chief Executive   1997   $159,461         --         --          --      $  3,857(1)
  Officer                          1996   $152,884         --     41,170          --      $  3,700(1)

(1) Includes $2,062 in 1998, $2,207 in 1997 and $2,250 in 1996 in contributions by the Company to vested and unvested defined contribution plans for Mr. Deignan's benefit. It also includes $1,650 in 1998, $1,650 in 1997 and $1,450 in 1996 of term life insurance premiums paid by the Company for Mr. Deignan's benefit.

      Option Grants. No stock options were granted or exercised in 1998 to or by the Named Executive Officer.

      Unexercised Option Holdings. The following table sets forth certain information concerning unexercised stock options held as of December 31, 1998 by the Named Executive Officer.

                                       Year End Option Values
                                       ----------------------

                     Number of Securities Underlying   Value of Unexercised In-the-Money
                     Unexercised Options at Year End        Options at Year End(1)
                     -------------------------------   ----------------------------------
          Name        Exercisable     Unexercisable     Exercisable      Unexercisable
          ----        -----------     -------------     -----------      -------------
D. Michael Deignan      247,170             --            $43,255             --

(1) Value is based on the difference between the option exercise price and the fair market value of the Company's Common Stock on December 31, 1998, multiplied by the number of shares underlying the options.

      Employment Agreements and Severance Policy. The Company has a severance agreement with Mr. Deignan calling for payment of his base annual salary of $165,000 and benefits for a period of one year ending January 7, 2000. In September of 1994, the Company entered into a transition agreement with Dr. Kennard H. Morganstern, then its President and Chief Executive Officer. The transition agreement provides, among other things, that Dr. Morganstern will continue to serve as Chairman of the Board of Directors and, at the option of the President, make available 50% of his time for consulting purposes, and that he will receive $75,000, or 50% of his former compensation per year through September, 1999 plus normal benefits provided to other officers of the Company through September, 2001. Dr. Morganstern resigned as a Director on January 8, 1999.

                            Compensation of Directors

      Messrs. Hoover and Whittaker, who were the only Directors in 1998 who were not employees of the Company or TFX, each received a grant of Non-Qualified Options to purchase 15,000 shares of common stock at a price of $1.00 per share exercisable from December 31, 1998 to May 22, 2008 in consideration for their services as Directors in 1998. All Directors are reimbursed for expenses in connection with attending Board and committee meetings.

      The Company has purchased directors' and officers' liability insurance from National Union Fire Insurance Corporation of Pittsburgh, Pennsylvania covering all of the Company's directors and officers. The aggregate premium for this insurance policy in 1998 was $22,500.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 26, 1999, the beneficial ownership of the Company's voting securities by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Company's voting securities outstanding at such date, (ii) each current Director of the Company, (iii) each executive officer of the Company and (iv) all current Directors and executive officers as a group:

                                     Number of Shares       Percentage of Total
Name and Address(1)                 Beneficially Owned(2)   Voting Securities(3)
----------------                    ------------------      ------------------

John J. Sickler(4)                      17,970,720                 85.6%
c/o TFX Equities Incorporated
1787 Sentry Parkway West
Building 16, Suite 220
Blue Bell, PA  19422

D. Michael Deignan(5)                      310,470                  1.6%

Forrest R. Whittaker(6)                     55,000                  0.3%

Scott A. Bartos                                 --                   --

Larry C. Buckelew                               --                   --

Steven K. Chance                                --                   --

Todd Riddell                                    --                   --

Michael Spagnuolo                           12,000                   --

Michael Irwin                                6,000                   --

Paul A. D'Alesio                             2,500                   --
                                            ------

All Executive Officers and Directors
    as a group(7).....................  18,356,690                 86.2%

----------

(1) Pursuant to the rules of the SEC, addresses are provided only for 5% beneficial owners.

(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares shown as owned, based on information provided to the Company by the persons and entities named in the table.

(3) Total Voting Securities are 19,491,216 shares of Common Stock. Pursuant to the rules of the SEC, all outstanding options and warrants which are exercisable within 60 days of March 26, 1999 ("Presently Exercisable Securities") held by the relevant person or entity are included as outstanding Total Voting Securities for purposes of determining that person's or entity's Percentage of Total Voting Securities, but are not included for purposes of determining any other person's or entity's Percentage of Total Voting Securities.

(4) Consists of 16,470,720 shares of Common Stock and 1,500,000 Presently Exercisable Securities held by TFX. Mr. Sickler is President of TFX and has voting and investment power over the shares held by TFX. Mr. Sickler disclaims beneficial ownership of the shares held by TFX, except to the extent of his pecuniary interest therein.

(5) Consists of 63,300 shares of Common Stock owned and 247,170 Presently Exercisable Securities.

(6)   Consists of 55,000 Presently Exercisable Securities.

(7) Consists of 16,554,520 shares of Common Stock and 1,802,170 presently Exercisable Securities. See notes 4, 5 and 6.

Item 12. Certain Relationships and Related Transactions

      In 1997 and 1998, the Company made payments to Dr. Morganstern of $116,638 on a note held by Dr. Morganstern, then Chairman of the Company's Board of Directors. The balance of principal on the note at December 31, 1998 was $49,741. The note bears interest at the rate of 1% per annum over the prime rate. Dr. Morganstern resigned as a Director in January 8, 1999.

      On January 8, 1997, TFX, a wholly owned subsidiary of Teleflex, acquired 687,500 shares of Series B Convertible Preferred Stock and 1,945,625 shares of Series C Convertible Preferred Stock from several of the Oxford Funds and from the Dr. William Cartinhour, Jr. Trust. After the closing of this transaction, Kenneth W. Rind, William R. Lonergan and Harvey Cohen resigned as Directors and Messrs. John J. Sickler, Larry C. Buckelew and Harold L. Zuber, Jr. were elected as Directors. All three of the new Directors were officers of Teleflex or affiliated companies. Mr. Zuber resigned January 12, 1999.

      Prior to this transaction the Company was indebted in the sum of $517,961 to Pilling Weck, part of TFX Surgical Group, a company with which it had a Joint Marketing Agreement. Mr. Buckelew was then President of TFX Surgical Group. On January 30, 1997, $300,000 of the debt was converted into 150,000 shares of the Company's Common Stock at $2.00 per share which were issued to TFX. After such conversion, TFX held 2,783,125 shares of voting stock, or 47.95% of the outstanding voting stock. Mr. Sickler is President of TFX.

      In December, 1998, the Company entered into a new loan agreement with TFX. The funds obtained were used to settle interim and short term advances from TFX and various outstanding accounts payable balances, including amounts owed to Pilling Weck, a subsidiary of Teleflex, as well as to fund ongoing working capital needs. The principal amount of the new loan totals $1,300,000 and bears interest at the rate of 8 percent. The note is due and payable on January 3, 2000.

      In December, 1998, the Company entered into a revolving loan account agreement with Teleflex. Under the agreement, Teleflex has agreed to advance the Company up to $750,000 for no more than two years. Interest is charged on the unpaid principal balances at a fixed rate of 8 percent. $250,000 was drawn against this facility as of December 31, 1998.

      On November 19, 1998, the Company entered into an Acquisition Agreement ("the Acquisition Agreement") with TFX. Pursuant to the terms of the Acquisition Agreement, the Company agreed to exchange 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock for all of the issued and outstanding shares of ESI, a Florida-based surgical instrument management services firm, and all of the issued and outstanding shares of Common Stock and Preferred Stock not already held by the Company, of SSI, a Joint Venture with TFX. The transaction was consummated on January 11, 1999.

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

            (3)(7) Certificate of Amendment of Certificate of Incorporation filed January 8, 1999.

            (3)(8) Amended and Restated By-Laws dated June 2, 1987 - filed as Exhibit (3)(4) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (10)(1) 1994 Stock Option Plan - filed as Exhibit (10)(a)(1) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

            (10)(2) 1996 Stock Option Plan - filed as Exhibit (10)(2) to the Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (10)(3) Lease dated November 20, 1995 with Barlich Realty, Inc. - filed as Exhibit (10)(4) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

            (10)(4) Financing Agreement between the Company and Rosenthal & Rosenthal, Inc., dated October 17, 1994 - filed as Exhibit (19)(o) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

            (10)(5) Extension of Financing Agreement with Rosenthal & Rosenthal, Inc., dated December 22, 1995 - filed as Exhibit (19)(o)(1) to Amendment No. 4 to Registration Statement on Form SB-2 (File No. 33-96330) and incorporated herein by reference.

            (10)(6) Extension of Financing Agreement with Rosenthal & Rosenthal, Inc., dated April 29, 1996 - filed as Exhibit (10)(21) to Annual Report for the year ended December 31, 1996 on Form 10-KSB and incorporated herein by reference.

            (10)(7) Extension and Modification of Financing Agreement with Rosenthal & Rosenthal dated August 15, 1997 - filed as Exhibit (10)(10) to Annual Report for the year ended December 31, 1997 on Form 10-KSB and incorporated herein by reference.

            (10)(8) Acquisition Agreement dated November 19, 1998 between the Company and TFX Equities Incorporated - filed as Exhibit (1) to Form 8-K dated January 26, 1999 and incorporated herein by reference.

            (10)(9) Promissory Note dated December 9, 1998 between the Company and TFX Equities Incorporated.

            (10)(10) Revolving Loan Agreement dated December 17, 1998 between the Company and Teleflex Incorporated.

            27.1 Financial Data Schedule

      (b) Reports on Form 8-K

      Reports on Form 8-K dated January 26, 1999 were filed by the Company relating to the Company's acquisition of ESI and SSI.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 1999                      MEDICAL STERILIZATION, INC.

                                    By:
                                       -----------------------------------------
                                    Name:  Scott A. Bartos
                                    Title: President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature             Title(s)                           Date
------------------             --------                           ----

                               President, Chief Executive         March 26, 1999
--------------------------     Officer
Scott A. Bartos                (principal executive)

                               Principal Accounting               March 26, 1999
--------------------------     Officer
Ivan M. Zubin

                               Director                           March 26, 1999
--------------------------
Larry C. Buckelew

                               Director                           March 26, 1999
--------------------------
Steven K. Chance

                               Director                           March 26, 1999
--------------------------
D. Michael Deignan

                               Director                           March 26, 1999
--------------------------
John J. Sickler

                               Director                           March 26, 1999
--------------------------
Forrest R. Whittaker

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(d) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

      No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended December 31, 1998. If such report or proxy material is furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall furnish copies of such material to the Commission when it is sent to the security holders.

                           MEDICAL STERILIZATION, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Balance Sheet as at December 31, 1998                                        F-3

Statements of Operations for the years ended December 31, 1998               F-4
    and 1997

Statements of Shareholders' Equity for the years ended                       F-5
    December 31, 1998 and 1997

Statements of Cash Flows for the years ended December 31, 1998               F-6
    and 1997

Notes to Financial Statements                                                F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Medical Sterilization, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, shareholders' equity and cash flows listed in the index on page F-1 of this Form 10-KSB present fairly, in all material respects, the financial position of Medical Sterilization, Inc. at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 22, 1999.

                           MEDICAL STERILIZATION, INC.

                                  BALANCE SHEET

                                December 31, 1998
        ASSETS:

Current assets:
    Cash                                                            $    56,951
    Trade accounts receivable (net of allowance for
        doubtful accounts of $294,909)                                1,966,412
    Inventory                                                            55,017
    Prepaid expenses                                                    262,301
                                                                    -----------
        Total current assets                                          2,340,681
Fixed assets, net                                                     6,281,372
Other assets                                                            129,058
                                                                    -----------
        Total assets                                                $ 8,751,111
                                                                    ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued expenses                           $ 1,611,770
    Current maturities of long-term debt                                 49,741
    Obligation under capital leases                                     561,653
                                                                    -----------
        Total current liabilities                                     2,223,164
Long-term debt less current maturities                                2,732,051
Obligation under capital leases                                       1,570,671
                                                                    -----------
        Total liabilities                                             6,525,886
                                                                    -----------

Commitments and contingencies (Note 12)

Preferred stock:
    Convertible redeemable cumulative preferred
        stock, par value $.01 per share:
        Series B-authorized 1,000,000 shares,
        issued and outstanding 687,500 shares                         1,945,499
                                                                    -----------

Shareholders' equity:
    Convertible preferred stock, par value $.01
        per share: Series C - authorized 2,000,000
        shares, issued and outstanding 1,945,625 shares               1,945,625

    Common stock, par value $.01 per share; authorized
        10,000,000 shares, issued and outstanding
        3,170,496 shares                                                 31,704
    Additional paid-in capital                                        7,564,989
    Accumulated deficit                                              (9,262,592)
                                                                    -----------
        Total shareholders' equity                                      279,726
                                                                    -----------

        Total liabilities and shareholders' equity                  $ 8,751,111
                                                                    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF OPERATIONS

                                                      Years ended December 31,
                                                   ----------------------------
                                                       1998            1997
                                                       ----            ----
Revenues:

        Revenue                                    $  7,560,418    $  9,890,277

        Other Income                                          0         150,000
                                                   ------------    ------------

                                                      7,560,418      10,040,277
                                                   ------------    ------------
Costs and expenses:

        Operating                                     4,942,040       5,986,638

        Distribution                                    754,820         542,653

        Selling, general and administrative           2,590,933       2,340,524

        Bad debt expense                                146,000          61,012

        Interest                                        428,494         486,076
                                                   ------------    ------------

                                                      8,862,287       9,416,903
                                                   ------------    ------------

(Loss) income before income taxes                    (1,301,869)        623,374

Income taxes                                                  0          10,000
                                                   ------------    ------------

Net (loss) income                                    (1,301,869)        613,374

Preferred stock dividends                              (167,995)       (109,552)
                                                   ------------    ------------

Net (loss) income applicable to
common shareholders                                $ (1,469,864)   $    503,822
                                                   ============    ============

Earnings per common share - basic                  $      (0.46)   $       0.16
                                                   ============    ============

Earnings per common share - diluted                $      (0.46)   $       0.09
                                                   ============    ============

Weighted average common shares                        3,170,496       3,157,996
                                                   ============    ============

Weighted dilutive common shares                       3,170,496       5,571,683
                                                   ============    ============

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 for the years ended December 31, 1998 and 1997

                                     Common stock                 Preferred stock        Additional
                                     ------------                 ---------------          paid-in      Accumulated
                                    Shares       Amount         Shares        Amount        capital        deficit          Total
                                    ------       ------         ------        ------        -------        -------          -----
Balance,
    December 31, 1996              3,020,496   $    30,204     1,945,625   $ 1,945,625   $ 7,544,036    ($8,574,097)   $   945,768
    Accrual of preferred stock
        dividends                                                                           (109,552)                     (109,552)
    Issuance of stock                150,000         1,500                                   298,500                       300,000
    Net income for year                                                                                     613,374        613,374
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance,
December 31, 1997                  3,170,496   $    31,704     1,945,625   $ 1,945,625   $ 7,732,984    ($7,960,723)   $ 1,749,590
    Accrual of preferred stock
        dividends                                                                           (167,995)                     (167,995)
    Net loss for year                                                                                    (1,301,869)    (1,301,869)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance,
  December 31, 1998                3,170,496   $    31,704     1,945,625   $ 1,945,625   $ 7,564,989    ($9,262,592)   $   279,726
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                            STATEMENTS OF CASH FLOWS

                                                      Years ended December 31,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Cash flows from operating activities:

  Net (loss) income                                  $(1,301,869)   $   613,374
    Adjustments to reconcile net
      (loss) income to net
      cash provided by
      operating activities:
        Depreciation and
          amortization                                   704,559        681,741
        Bad Debt Expense                                 146,000         61,012
      Loss on asset sales                                 71,461              0
      Changes in assets and
          liabilities:
            Decrease (Increase) in receivables           278,721        (43,090)
            Decrease in inventory                         15,586         50,472
            (Increase) in prepaid expenses              (157,257)       (67,664)
            Decrease in other assets                      10,638         20,723
            Increase (decrease) in accounts payable
              and accrued expenses                       680,597       (590,326)
                                                     -----------    -----------

  Net cash provided by
    operating activities                                 448,436        726,242
                                                     -----------    -----------

Cash flows from investing activities:

  Proceeds from asset sales                            1,181,167              0
  Net capital expenditures                            (1,809,224)    (2,238,987)
                                                     -----------    -----------

  Net cash used in
    investing activities                                (628,057)    (2,238,987)
                                                     -----------    -----------

                        See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                             STATEMENTS OF CASH FLOW

                                                     Years ended December 31,
                                                   ----------------------------
                                                        1998           1997
                                                        ----           ----
(Continued)

Cash flows from financing activities:

  Net repayments from revolving
    line of credit                                 $  (218,217)     $  (100,976)
  Repayments of long-term debt                        (901,836)        (413,146)
  Proceeds from issuance of debt                     1,550,000          500,000
  Net (repayments) borrowings under
    capital lease obligations                         (225,821)       1,483,610
                                                   -----------      -----------

      Net cash provided by
      financing activities                             204,126        1,469,488
                                                   -----------      -----------

Net increase (decrease) in cash                         24,505          (43,257)

Cash at beginning of year                               32,446           75,703
                                                   -----------      -----------

Cash at end of year                                $    56,951      $    32,446
                                                   ===========      ===========

Supplemental disclosures:

      Interest payments during the years ended December 31, 1998 and 1997 were $428,494 and $486,076, respectively

      Taxes paid during the years ended December 31, 1998 and 1997 were $16,926 and $1,304, respectively.

      During 1998 and 1997, the Company accrued dividends of $167,995 and $109,552, respectively, on Series B Preferred Stock, in accordance with the Series B Preferred Stock agreement.

      During 1998 and 1997, the Company recorded capital lease obligations of $301,494 and $1,882,886, respectively.

                              See notes to financial statements

                           MEDICAL STERILIZATION, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.    Formation and Business:

      The Company was incorporated in New York State on May 27, 1982. The Company provides off-site sterilization services to health care providers and through 1997 provided sterilization services to manufacturers of disposable medical products and various industrial products, principally in the New York metropolitan area. The Company also used its radiation facility at Syosset, New York, through 1997, to irradiate PTFE, which was ground into very small particles for use primarily as an additive to printing inks and as a lubricant. The electron accelerator beam used in this process was removed from the facility in May of 1998. The Company leases its facility in which it currently has installed steam and EtO sterilization equipment.

      For the fiscal year ended December 31, 1998, the Company's sterilization services for healthcare providers, contract sterilization of disposable medical products and radiation processing of industrial products businesses accounted for approximately 94%, 6% and 0%, respectively, of the Company's revenues, as compared with 59%, 10% and 31%, respectively, for the fiscal year ended December 31, 1997.

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

      Earnings Per Share Calculation:

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the 1998 computation of diluted earnings per share since the result would be anti-dilutive. Potentially dilutive securities for the 1997 computation of diluted earnings per share consist of options for 468,062 shares and Series C Convertible Preferred Stock for 1,945,625 shares. Series B Preferred Stock was excluded from the 1997 calculation of diluted earnings per share since the result would be anti-dilutive.

      Revenue Recognition:

      The Company records revenue for hospital services monthly, in accordance with contractual terms. Revenues for other sterilization and radiation services are recorded upon the completion of processing and/or shipment.

      Concentration of Credit Risk:

      Trade receivables arise from long-term and short-term contracts with healthcare providers in its area of operations. The Company provided instrument sterilization services pursuant to approximately 76 sterilization services contracts with hospitals and ambulatory surgi-centers during 1998 as compared to approximately 71 during 1997. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. Credit risk is affected by conditions within the economy and the healthcare industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

At December 31, 1998, seven customers represented approximately 50% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

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

      Reclassifications:

      Certain items in the 1997 financial statements have been reclassified to conform with the 1998 presentation of the financial statements.

3.    Fixed Assets:

      At December 31, 1998, fixed assets consists of:

      Machinery and equipment                          $2,338,795
      Leasehold improvements                              598,035
      Furniture and fixtures                              286,915
                                                       ----------
                                                        3,223,745
      Less accumulated depreciation and amortization    1,703,715    1,520,030
                                                       ----------

      Surgical instruments                              7,484,297
      Containers                                        1,393,857
                                                       ----------
                                                        8,878,154
      Less accumulated depreciation and amortization    4,116,812    4,761,342
                                                       ----------   ----------
                                                                    $6,281,372
                                                                    ==========

      Included in fixed assets at December 31, 1998 are assets recorded under capital leases comprised of:

      Machinery and equipment                                   $  685,101
      Containers                                                   335,225
      Surgical instruments                                       2,173,925
                                                                ----------
                                                                 3,194,251
      Less accumulated amortization                                486,758
                                                                ----------
                                                                $2,707,493
                                                                ==========

4.    Employee Benefit Plans:

      The Company maintains a 401(k) defined contribution plan which allows participants to make contributions based on a percentage of their earnings. The Company's contribution for the fiscal years ended December 31, 1998 and 1997 was approximately $25,700 and $34,700, respectively.

5.    Income Taxes:

      The components of the provision for income taxes for the years ended December 31, 1998 and 1997 are as follows:

                                                     1998            1997
                                                     ----            ----
      Current tax expense:
      Federal                                      $     0         $ 7,000
      State                                              0           3,000
                                                   -------         -------
                                                   $     0         $10,000
                                                   =======         =======

      Reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

                                                             1998    1997
                                                             ----    ----
      Expected federal statutory tax rate (benefit)          (34%)    34%
      State and local taxes, net                              (6%)     6%
      Limitation (utilization) of net operating losses        40%    (38%)
                                                             ---     ---
      Effective tax rate                                       0%      2%
                                                             ===     ===

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 are as follows:

      Deferred tax liability:
         Depreciation                                         $  (322,740)
                                                              -----------
            Total deferred tax liability                         (322,740)

      Deferred tax assets:
         Net operating loss carryforwards                       4,048,849
         Other                                                    347,733
            Total deferred tax assets                           4,396,582

      Less valuation allowance                                 (4,073,842)
                                                              -----------
            Net deferred tax assets                           $         0
                                                              ===========

      The Company has established a valuation allowance equal to the net deferred tax asset amount as it is more likely than not that the deferred tax asset will not be realized.

      At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $10,122,000, which expire in varying amounts from 1999 through 2013.

6.    Long-Term Debt:

      At December 31, 1998, long-term debt consists of:

      Notepayable to officer and shareholder, payable
            in annual installments of $50,000 with interest
            payable monthly at the prime rate (8.50% at
            December 31, 1998) plus 1%(a)                       $   49,741

      Notepayable to commercial lender, due January 31, 2000
            with interest payable monthly at the rate of 2%
            per annum over the prime rate(b)                     1,182,051

      Note payable to TFX, due January 3, 2000 with interest
            payable monthly at the rate of 8% per annum(c)       1,300,000

      Note payable to Teleflex, due December 17, 2000 with
            interest payable monthly at the rate of 8% per
            annum(d)                                               250,000
                                                                ----------

                                                                 2,781,792

                  Less, current maturities (all due
                    to related parties)                             49,741
                                                                ----------

                  Long-term debt                                $2,732,051
                                                                ==========

      (a) Repayment terms are restricted at a rate not to exceed 10% of the profits in any quarter and to be limited further by the Company's cash availability.

      (b) The agreement provides for a revolving collateralized line of credit up to $2,000,000. The line of credit is collateralized by substantially all assets of the Company. In October, 1997, the agreement was modified and extended to January 31, 2000, and the advance rate on the Company's eligible Accounts Receivable was increased to 85% from the existing 75%. The interest rate on the facility was also changed to prime rate plus 2% (previously prime rate plus 3.5%). The agreement prohibits the payment of dividends on the shares of Common Stock.

            Average monthly borrowings under the revolving line of credit described above for the year ended December 31, 1998 amounted to $1,376,481 and the related weighted average interest rate was 10.6%. Maximum borrowings at any month end were $1,798,479 in 1998.

      (c) In December, 1998, the Company entered into a new loan agreement with TFX, a wholly owned subsidiary of Teleflex. The principal amount of the new loan totals $1,300,000 and bears interest at the rate of 8 percent. The note is due and payable on January 3, 2000.

      (d) In December, 1998, the Company entered into a revolving loan account agreement with Teleflex. Under the agreement, Teleflex has agreed to advance the Company up to $750,000 for no more than two years. Interest is charged on the unpaid principal balances at a fixed rate of 8 percent. $250,000 was drawn against this facility as of December 31, 1998.

      Aggregate principal payment requirements for long-term debt are as follows: 1999 - $49,741; 2000 - $2,732,051.

      Fair value of long-term debt approximates recorded amounts as similar borrowings have been offered to the Company at comparable rates and maturities.

7.    Capital Leases:

      Future minimum payments as of December 31, 1998 under capital leases for fixed assets, including surgical instruments, are as follows:

      1999                                                      $  736,172
      2000                                                         717,403
      2001                                                         559,046
      2002                                                         446,794
      2003                                                          39,884
                                                                ----------

      Total minimum lease payments                              $2,499,299

      Less, amount representing interest                           366,975
                                                                ----------

      Present value of minimum lease payments                   $2,132,324
                                                                ==========

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

9.    Common Stock Warrants:

      From time to time, the Company has issued Common Stock warrants to directors, lending institutions and other third parties. At December 31, 1998, the Company had aggregate warrants outstanding to purchase 255,000 shares of Common Stock at a price of $2.00 per share with expiration dates through January 2001.

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

      Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's Common Stock on the date granted (110% in the case of 10% shareholders). At December 31, 1998, Incentive Stock Options for an aggregate of 435,670 shares of Common Stock at exercise prices ranging from $.74 to $1.28 were outstanding.

      Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees. The exercise price is not limited and may be below the fair market value of the Company's Common Stock on the date of grant. At December 31, 1998, Non-Qualified Stock Options for an aggregate of 720,000 shares of Common Stock at exercise prices ranging from $.74 to $1.50, were outstanding.

      The Company applies the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation," continuing to measure compensation cost in accordance with APB 25 " Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's proforma net income
(loss) and earnings per share for the years ended December 31, 1998 and 1997 would have been:

                                                            1998           1997
                                                            ----           ----

      Net (loss) income attributable to common
        shareholders as reported                        $(1,469,864)   $ 503,822
                                                        ===========    =========
      Pro forma (loss) income                            (1,491,464)     368,242
                                                        ===========    =========
      Earnings per Common share as reported - Diluted          (.46)         .09
                                                        ===========    =========
      Pro forma Earnings per share - Diluted                   (.47)         .07
                                                        ===========    =========

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; no dividend yield; expected volatility of 90%; risk-free interest rate of 5.65% to 6.61%: and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997, and changes during the years ended on those dates is presented below.

                                       December 31, 1998     December 31, 1997
                                     --------------------   --------------------

                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                      Options      Price     Options     Price
                                     ---------   --------   ---------   --------

Outstanding at beginning of year     1,229,420       .88    1,080,920      .84
  Granted                               30,000      1.00      148,500     1.32
  Exercised                                  0         0            0        0
  Canceled                            (103,750)     1.02            0        0
                                    ----------             ----------
Outstanding at end of year           1,155,670       .87    1,229,420      .88
                                    ==========             ==========

Options exercisable at year end      1,075,753              1,079,335
                                    ==========             ==========
Weighted average fair value of
  options granted during the year   $      .72             $      .91
                                    ==========             ==========

      The following table summarizes information about stock options outstanding at December 31, 1998:

                                  Weighted
                                   Average     Weighted                 Weighted
Range of                          Remaining    Average                  Average
Exercise              Options    Contractual   Exercise      Options    Exercise
 Prices            Outstanding      Life        Price     Exercisable     Price

$ .74 to $ .75        817,500         5        $    .74      817,500    $   .74
$1.00                  30,000        10            1.00       30,000       1.00
$1.06                 109,670         2            1.06       82,253       1.06
$1.19                  50,000         1            1.19       50,000       1.19
$1.28                 118,500         9            1.28       66,000       1.28
$1.50                  30,000         9            1.50       30,000       1.50
                    ---------     ---------    --------    ---------    -------
$ .74 to $1.50      1,155,670         5        $    .87    1,075,753    $   .85


11.   Related Party Transactions:

      As of December 31, 1998 and 1997, members of the law firm currently serving as general counsel for the Company owned 48,057 shares of common stock. Fees for legal services rendered by the law firm approximated $73,700 and $79,000 for the years ended December 31, 1998 and 1997, respectively.

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pilling Weck, a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling Weck are made on commercial terms. Instrument purchases from Pilling Weck, including instruments financed under capital lease obligations, for the years ended December 31, 1998 and 1997 were approximately $556,000 and $701,000, respectively.

      The Company also incurred interest expense to Teleflex of approximately $29,000 and $44,000 for the years ended December 31, 1998 and 1997, respectively.

      See Notes 6, 8 and 9 for other related party transactions.

12.   Commitments and Contingencies:

      The Company leases its operating facility and certain equipment under operating leases. The lease for the facility in Syosset, New York, was renewed in November 1995, with the following terms: (a) term of the lease is five (5) years until March 2001, (b) annual rental to be $456,000 for the first three (3) years and $504,000 for the remaining two (2) years. The Company and its Landlord are currently renegotiating the terms of the lease.

      Minimum annual rental commitments for non-cancelable operating leases at December 31, 1998, are as follows:

                      Year ending
                      December 31,                          Amount
                      ------------                          ------

                         1999                           $   638,000
                         2000                               578,000
                         2001                               137,000
                         2002                                26,000
                         2003                                20,000
                                                        -----------
                                                        $ 1,399,000
                                                        ===========

      Rent expense net of sublease income of approximately $86,000 and $0, was approximately $389,000 and $475,000 for the years ended December 31, 1998 and 1997, respectively.

13.   Acquisitions and Divestitures:

      In March 1997, the Company entered into a purchase and sale agreement with Shamrock to sell the Company's electron beam accelerator. Under the agreement the Company received approximately $1,181,000 for the beam and related equipment at the closing on April 30, 1998, at which time title to the beam transferred to Shamrock. Revenues from the divested business approximated $4,100,000 in 1997.

      On November, 19, 1998, the Company entered into an Acquisition Agreement with TFX Equities Incorporated ("TFX"), a wholly owned subsidiary of Teleflex, Incorporated ("Teleflex"). Pursuant to the terms of the Acquisition Agreement, the Company agreed to exchange 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock for all of the issued and outstanding Common Stock of Endoscopy Specialists, Incorporated ("ESI"), a Florida-based surgical instrument management services firm, and all of the issued and outstanding shares of SSI Surgical Services, Inc. not already held by the Company. The transaction was completed on January 11, 1999.

      In connection with the acquisition on January 8, 1999, the Company increased the number of authorized shares of Common Stock, par value $.01 per share, of the Company in order to permit consummation of the transactions contemplated by the acquisition

      For financial reporting purposes the acquisition of ESI and SSI will be accounted for as a purchase. An excess purchase price of approximately $5,300,000 is expected to arise from the acquisition, based upon the fair value of assets acquired, liabilities assumed and consideration paid (shares and warrants of the Company issued in connection with the acquisition).

      The following represents the unaudited pro forma results of operations as if the above noted acquisition had occurred at the beginning of the years presented:

                  (Unaudited)                  1998                   1997
                  -----------                  ----                   ----

                  Revenues                   $28,969,000       $ 26,646,000

                  Net (loss) income          $  (253,000)      $    170,000

                  Earnings Per Common        $     (0.01)      $       0.01
                       Share - Diluted