Form 10QSB
period 1999-03-28
SSI SURGICAL SERVICES INC
filed 1999-11-12
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarter ended March 28, 1999
                        --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

Commission file number 2-85008-NY
                       ----------

                           SSI SURGICAL SERVICES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

           NEW YORK                                       11-2621408
-------------------------------               ---------------------------------
(State of other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

    5776 HOFFNER AVENUE, SUITE 200, ORLANDO, FLORIDA     32822
--------------------------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

                                 (407) 249-1946
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Medical Sterilization, Inc. 225 Underhill Boulevard, Syossett, New York 11791
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |_|     No |X|

Number of shares of Common Stock, $.01 par value, outstanding as of October 22, 1999.

                                                         19,491,216 shares
                                                         ----------

Transitional Small Business Disclosure Format (Check One) Yes |_|  No |X|

                           SSI SURGICAL SERVICES, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------

Part I.   Financial Information

          Balance Sheets as of March 28, 1999 (unaudited) and
          December 31, 1998 (audited)................................     3

          Statements of Operations for the three months
          ended March 28, 1999 and March 31, 1998
          (unaudited)................................................     4

          Statements of Cash Flows for the three months
          ended March 28, 1999 and March 31, 1998
          (unaudited)................................................     5

          Notes to Financial Statements..............................   6 - 8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............   9 - 13

Part II.  Other Information..........................................    14

          Signatures.................................................    15

                           SSI Surgical Services, Inc.
                                 Balance Sheets

                                                      March 28
                                                        1999      December 31
                                                     (Unaudited)      1998
                                                     -----------  -------------
                                                           (In thousands)
Assets:

Cash                                                   $    175     $     57
Accounts receivable, net                                  6,107        1,967
Prepaid expenses                                            878          317
                                                       --------     --------

          Total current assets                            7,160        2,341

Fixed assets, net                                        17,044        6,281
Other assets (principally goodwill)                       5,257          129
                                                       --------     --------

          Total assets                                 $ 29,461     $  8,751
                                                       ========     ========

Liabilities and Shareholders Equity:

Accounts payable and accrued expenses                  $  2,810     $  1,612
Current maturities of long-term debt                      1,307           50
Current obligations under capital leases                  1,136          561
Current income taxes payable                                106           --
                                                       --------     --------

          Total current liabilities                       5,359        2,223

Long-term debt, less current maturities                      --        1,182
Obligations under capital leases                          1,758        1,571
Payable to affiliates                                     8,275        1,550
                                                       --------     --------

          Total liabilities                              15,392        6,526

Convertible redeemable cummulative preferred stock           --        1,945

Convertible preferred stock - series C                       --        1,946
Common stock                                                195           32
Additional paid-in capital                               22,911        7,565
Accumulated deficit                                      (9,037)      (9,263)
                                                       --------     --------

          Total shareholders' equity                     14,069          280
                                                       --------     --------

          Total liabilities and equity                 $ 29,461     $  8,751
                                                       ========     ========

                        See notes to financial statements

                           SSI Surgical Services, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                     ------------------------
                                                      March 28     March 31
                                                        1999         1998
                                                     ----------    ----------
                                                           (In thousands)

Revenues                                               $ 7,715      $ 2,011

Cost of revenues                                         4,820        1,418
                                                       -------      -------

          Gross profit                                   2,895          593

Selling, general and administrative expenses             2,401          477

Interest expense, net                                      162          116
                                                       -------      -------

          Income (loss) before income taxes                332           --

Income taxes                                               106           --
                                                       -------      -------

Net income (loss)                                          226           --

Preferred stock dividends                                   --           28
                                                       -------      -------

Net income (loss) available for common
          shareholders                                 $   226      $   (28)
                                                       =======      =======

Net income (loss) per common share:

     Basic                                                 .01         (.01)

     Diluted                                               .01         (.01)

Weighted average common shares outstanding:

     Basic                                              19,491        3,170

     Diluted                                            19,491        3,170

                        See notes to financial statements

                           SSI Surgical Services, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                          For the three months ended
                                                                          --------------------------
                                                                           March 28       March 31
                                                                             1999          1998
                                                                           --------       --------
                                                                                 (In thousands)
Cash flows from operating activities:

      Net income (loss)                                                    $    226             --
      Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                                      925       $    156
      Changes in assets and liabilities:
             Decrease in receivables                                            202            465
             Decrease (increase) in prepaid expenses                             15           (146)
             (Increase) decrease in other assets                               (149)            11
             (Decrease) increase in accounts payable
                and accrued expenses                                           (728)           160
             Increase in income taxes payable                                   106             --
                                                                           --------       --------

                  Net cash provided by operating activities                     597            646

Cash flows for investing activities:

      Net capital expenditures                                                 (940)          (271)

                  Net cash used in investing activities                        (940)          (271)
                                                                           --------       --------

Cash flows from financing activities:

      Net repayments of revolving line of credit                                 --           (138)
      Borrowings under short-term notes payable                                  --             22
      Borrowings (repayments) of long-term debt                                  75           (138)
      Net borrowings (repayments) under capital lease obligations                14            (91)
      Borrowings from affiliate                                                 372             --
                                                                           --------       --------

                  Net cash provided by (used in) financing activities           461           (345)
                                                                           --------       --------

Net increase in cash                                                            118             30

Cash at beginning of period                                                      57             32
                                                                           --------       --------
                  Cash at end of period                                    $    175       $     62
                                                                           ========       ========

                        See notes to financial statements

                           SSI SURGICAL SERVICES, INC.

                          Notes to Financial Statements
                                 (In thousands)

1.    Unaudited Statements:

      The accompanying unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present a fair statement of the results for the interim period presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

2.    Earnings Per Share Calculation:

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities.

3.    Acquisition:

      In January, 1999, the Company acquired Endoscopy Specialists, Incorporated ("ESI"), a Florida-based surgical instrument management services firm, and the remaining 62.5% of the shares of SSI Surgical Services, Inc. ("SSI"), a joint venture in which the Company had held a 37.5% interest. Both businesses were acquired from TFX Equities, Incorporated ("TFX"), a wholly owned subsidiary of Teleflex Incorporated, a diversified publicly held company, in exchange for 13.4 million common shares of the Company and warrants for an additional 1.5 million common shares. TFX also converted the preferred shares of the Company it owned into common shares of the Company. As a result of this transaction, TFX now owns a majority (approximately 84.5%) of the outstanding common stock of the Company.

                           SSI SURGICAL SERVICES, INC.

      The acquisition was accounted for as a purchase. Net assets of the acquired businesses amounted to $13.0 million and the acquisition was financed through a combination of the equity transactions noted above and the assumption of approximately $6.5 million of intercompany financing from TFX. The preliminary excess purchase price over the fair market value of the assets acquired, approximately $5.1 million, was recorded as goodwill and will be amortized to expense over 15 years. A preliminary summary of the net assets acquired follows:

                                                                 (In thousands)

                      Current assets                               $  5,073
                      Current liabilities                            (2,273)
                                                                   --------
                              Working capital                         2,800
                      Fixed assets                                   10,640
                      Capital leased obligations                       (401)
                                                                   --------
                              Net assets acquired                    13,039

                      Affiliate borrowings assumed                    6,508
                      Retirement of preferred stock                  (3,891)
                      Issuance of common stock                       15,509
                                                                   --------
                            Purchase price                           18,126

                      Excess purchase price (goodwill)             $  5,087
                                                                   ========

      The pro forma unaudited results of operations, assuming the acquisition occurred in January, 1998 are:

                                                           Three Months
                                                               Ended
                                                          March 31, 1998
                                                          --------------

                Revenues                                     $6,927
                Net income (loss)                            $  (42)
                Net income (loss) per common share             Nil

                           SSI SURGICAL SERVICES, INC.

4.    Reclassifications:

      Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation of the financial statements.

5.    Divestiture of Electron Beam Accelerator:

      On April 30, 1998, the Company successfully completed divestiture of its electron beam accelerator and related equipment for the approximate sum of $1,250. The proceeds of the sale were immediately used by the Company to repay the entire balance of a bank note against the beam for approximately $402, and the residual monies were applied against the Company's financing agreement with its commercial lender.

                           SSI SURGICAL SERVICES, INC.

          Management's Discussion and Analysis of Financial Conditions
                            and Results of Operations
                                 (In thousands)

Results of Operations

In January, 1999, the Company acquired Endoscopy Specialists, Incorporated ("ESI") and SSI Surgical Services, Inc. ("SSI"). See footnote 3.

ESI is a surgical instrument management services firm that provides endoscopic instruments sets and other specialty products to hospitals and other medical facilities on a per procedure basis. SSI provides a broad menu of services, both on-site (at customer locations) and off-site (at five SSI facilities), to hospitals and other facilities. See the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998 for a more detailed explanation of ESI's and SSI's business.

Revenues increased $5,704 or 284%, from $2,011 in the three months ended March 31, 1998 to $7,715 in the three months ended March 28, 1999. Cost of revenues increased $3,402 or 240%, from $1,418 in the three months ended March 31, 1998 to $4,820 in the three months ended March 28, 1999. Both the increase in revenues and the increase in cost of revenues are a result of the acquisition of ESI and SSI in January, 1999.

Gross profit increased from 29.5% of revenues in the three months ended March 31, 1998, to 37.5% of revenues in the three months ended March 28, 1999. The increase in gross profit reflects the higher gross margin contribution of the newly acquired ESI and SSI businesses.

Selling, general and administrative increased $1,924 or 403%, from $477 in the three months ended March 31, 1998 to $2,401 in the three months ended March 28, 1999. The increase in selling, general and administrative expenses result from the acquisition of ESI and SSI, including approximately $108 amortization of goodwill in the three months ended March 28, 1999, related to the acquisition of ESI and SSI.

Interest expense increased $46 or 39.7%, from $116 in the three months ended March 31, 1998 to $162 in the three months ended March 28, 1999, primarily as a result of the increased intercompany financing from TFX assumed in connection with the acquisition of ESI and SSI.

Net income increased to $226 in the three months ended March 28, 1999, compared to breakeven net income for the three months ended March 31, 1998.

Significant Company and Management Changes:

Effective January 8, 1999, the Company's headquarters and principal place of business was moved to Orlando, Florida. Management believes this move will help strengthen the Company's operational, administrative and management information systems infrastructure.

                           SSI SURGICAL SERVICES, INC.

Effective May 28, 1999, the Company changed its name to SSI Surgical Services, Inc. Management believes this change will better reflect the range of services offered by the Company.

Effective August 20, 1999, Scott Bartos, President and Chief Executive Officer resigned from the Company to pursue other interests. Effective September 9, 1999, Todd Riddell was elected Senior Vice President and Chief Operating Officer of the Company. Mr. Riddell was formerly a senior vice president of the Company.

                           SSI SURGICAL SERVICES, INC.

Liquidity and Capital Resources

Current assets increased $4,819 or 206%, from $2,341 at December 31, 1998 to $7,160 at March 28, 1999. Current liabilities increased $3,136 or 141%, from $2,223 at December 31, 1998 to $5,359 at March 28, 1999. Working capital improved, from a current ratio of 1.05 at December 31, 1998 to a current ratio of 1.34 at March 28, 1999.

The increase in current assets and current liabilities, as well as the improvement in working capital, are a result of the acquisition of ESI and SSI in January 1999.

Effective December 1998, the Company has a $1,300 loan from TFX, due January 2000, and a revolving loan agreement for up to $750, due in no more than two years. Effective with the acquisition of ESI and SSI in January 1999, the Company assumed approximately $6.5 million of intercompany financing from TFX and Teleflex is providing the Company with intercompany divisional cash management, whereby all cash receipts and cash disbursements are coordinated by Teleflex and interest, at 8 percent, is either charged or credited to the Company each month on the net intercompany balance. While there is no guarantee or obligation by Teleflex to provide these services or financing in the future, management believes that the Company will continue to receive support from Teleflex for its external financing needs.

Management plans to purchase additional surgical instruments and invest in other growth initiatives for the Company. Cash flows from operating activities will provide support for these expenditures; however, additional external financing may also be required. There can be no assurance, however, that the Company will generate cash flows from operating activities or that external financing will be available from Teleflex, or any other source, or on acceptable terms to the Company.

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

                           SSI SURGICAL SERVICES, INC.

The Company has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has completed the assessment and is in the process of modifying, upgrading, and replacing major systems that have been identified as adversely affected.

In addition to computers and related systems, the operation of sterilization equipment, other plant floor equipment and office equipment, such as fax machines, photocopiers, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effects of the Year 2000 Problem on this type of equipment and any needed remediation is underway.

The Company has incurred costs to date of approximately $130 through March 28, 1999, and estimates the total cost of required modifications, upgrades, or replacements of its internal systems will be approximately $250. While the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

The Company has initiated communications with its major customers and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Problems. There can be no assurance that these customers and suppliers will resolve any or all Year 2000 Problems with its systems before the occurrence of a material disruption to the business of the Company. Any failure of these customers and suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

The Company is also developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems affected, these plans include accelerated replacement of affected equipment or software, the use of Year 2000 compliant backup equipment and software, increased work hours for Company personnel and/or the use of contract personnel to accelerate remedial actions on any Year 2000 Problems.

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

                           SSI SURGICAL SERVICES, INC.

Inflation

The Company does not anticipate that inflation will have any significant effect on its business particularly since the United States, the only market in which the Company currently intends to operate, is presently experiencing a relatively low rate of inflation.

                           SSI SURGICAL SERVICES, INC.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   On January 8, 1999 a Special Meeting of Shareholders was held.

      (b)   The meeting did not involve the election of directors.

      (c) At the meeting the shareholders authorized the Acquisition Agreement dated November 19, 1998 between the Company and TFX Equities Incorporated and a Certificate of Amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, par value $.01 per share, of the Company. The following votes were cast in favor of the proposal:
            4,118,159; 97,198 votes were cast in opposition; and abstentions totaled 12,068.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-KSB

      (a)   Exhibits

            1. The Acquisition Agreement dated November 19, 1998 between the Company and TFX Equities Incorporated was filed as Exhibit 1 to Form 8-KSB filed on January 11, 1999 and is incorporated herein by reference.

            2. The Certificate of Amendment to the Company's Restated Certificate of Incorporation was filed as Exhibit (3)(7) to Form 10-KSB for the year ended December 31, 1998 and is incorporated herein by reference.

      (b)   Reports on Form 8-KSB

            1. The Company filed a Form 8-KSB on January 11, 1999 and an amended Form 8-KSB on June 24, 1999, both related to its acquisition of Endoscopy Specialists, Incorporated and SSI Surgical Services, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

This Form 10-QSB contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside SSI SURGICAL SERVICES, INC.'s control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results.

                                               SSI SURGICAL SERVICES, INC.

Date 11/10/99                                   /s/ Todd Riddell
     --------------                             --------------------------------
                                                Todd Riddell
                                                Senior Vice President and
                                                Chief Operating Officer


                                                /s/ Paul A. D'Alesio
                                                --------------------------------
                                                Paul A. D'Alesio
                                                Treasurer and
                                                Chief Financial Officer