Form 10QSB
period 1999-06-27
SSI SURGICAL SERVICES INC
filed 1999-11-12
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarter ended June 27, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

Commission file number 2-85008-NY
                       ----------

                           SSI SURGICAL SERVICES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

            NEW YORK                                      11-2621408
-------------------------------------          ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  5776 HOFFNER AVENUE, SUITE 200, ORLANDO, FLORIDA             32822
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

                           SSI SURGICAL SERVICES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.     Financial Information

            Balance Sheets as of June 27, 1999 (unaudited) and
            December 31, 1998 (audited)...............................     3


            Statements of Operations for the three months and the six
            months ended June 27, 1999 and June 30, 1998
            (unaudited)...............................................     4

            Statements of Cash Flows for the six months
            ended June 27, 1999 and June 30, 1998
            (unaudited)...............................................     5

            Notes to Financial Statements.............................   6 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............   9 - 13

Part II.    Other Information.........................................  14 - 15

            Signatures................................................    16

                          SSI Surgical Services, Inc.
                                 Balance Sheets

                                                        June 27,
                                                          1999      December 31
                                                       (Unaudited)     1998
                                                       ----------   ------------
Assets:                                                     (In thousands)

Cash                                                    $     10     $     57
Accounts receivable, net                                   6,561        1,967
Prepaid expenses                                             743          317
                                                        --------     --------

      Total current assets                                 7,314        2,341

Fixed assets, net                                         17,339        6,281
Other assets (principally goodwill)                        5,531          129
                                                        --------     --------

      Total assets                                      $ 30,184     $  8,751
                                                        ========     ========

Liabilities and Shareholders Equity:

Accounts payable and accrued expenses                   $  4,021     $  1,612
Current maturities of long-term debt                       1,103           50
Current obligations under capital leases                   1,016          561
Current income taxes payable                                 231           --
                                                        --------     --------

      Total current liabilities                            6,371        2,223

Long-term debt, less current maturities                       --        1,182
Obligations under capital leases                           1,560        1,571
Payable to affiliates                                      7,924        1,550
                                                        --------     --------

      Total liabilities                                   15,855        6,526

Convertible redeemable cummulative preferred stock            --        1,945

Convertible preferred stock - series C                        --        1,946
Common stock                                                 195           32
Additional paid-in capital                                22,911        7,565
Accumulated deficit                                       (8,777)      (9,263)
                                                        --------     --------

      Total shareholders' equity                          14,329          280
                                                        --------     --------

      Total liabilities and equity                      $ 30,184     $  8,751
                                                        ========     ========

                       See notes to financial statements

                           SSI Surgical Services, Inc.
                            Statements of Operations
                                   (Unaudited)

                                               Three Months Ended      Six Months Ended
                                               -------------------    -------------------
                                               June 27,   June 30,    June 27,   June 30,
                                                 1999       1998        1999      1998
                                               --------   --------    --------   --------
                                                 (In thousands)          (In thousands)
Revenues                                       $  7,747   $  1,885    $ 15,462   $  3,896

Cost of revenues                                  5,003      1,453       9,823      2,871
                                               --------   --------    --------   --------

      Gross profit                                2,744        432       5,639      1,025

Selling, general and administrative expenses      2,188        542       4,589      1,019

Interest expense, net                               171        119         333        235
                                               --------   --------    --------   --------

      Income (loss) before income taxes             385       (229)        717       (229)

Income taxes                                        125         --         231         --
                                               --------   --------    --------   --------

Net income (loss)                                   260       (229)        486       (229)

Preferred stock dividends                            --         27          --         55
                                               --------   --------    --------   --------

Net income (loss) available for common
      shareholders                             $    260   $   (256)   $    486   $   (284)
                                               ========   ========    ========   ========

Net income (loss) per common share:

   Basic                                            .01       (.08)        .02       (.09)

   Diluted                                          .01       (.08)        .02       (.09)

Weighted average common shares outstanding:

   Basic                                         19,491      3,170      19,491      3,170

   Diluted                                       19,491      3,170      19,491      3,170

                        See notes to financial statements

                           SSI Surgical Services, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                For the six months ended
                                                                ------------------------
                                                                June 27         June 30

                                                                  1999            1998
                                                                --------        --------
                                                                     (In thousands)
Cash flows from operating activities:

    Net income (loss)                                           $    486        $   (229)
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                             1,897             321
    Changes in assets and liabilities:
         (Increase) decrease in receivables                         (252)            716
         Decrease (increase) in prepaid expenses                     150            (146)
         (Increase) in other assets                                 (531)             (4)
         Increase in accounts payable
           and accrued expenses                                      483             303
         Increase in income taxes payable                            231              --
                                                                --------        --------

           Net cash provided by operating activities               2,464             961

Cash flows for investing activities:

    Net capital expenditures                                      (2,099)            345
                                                                --------        --------

           Net cash (used) provided by investing activities       (2,099)            345

Cash flows from financing activities:

    Net repayments of revolving line of credit                        --            (505)
    Borrowings under short-term notes payable                         --              10
    Repayments of long-term debt                                    (129)           (852)
    Net (repayments) borrowings under capital lease obligations     (304)             52
    Borrowings from affiliate                                         21              --
                                                                --------        --------

           Net cash used in financing activities                    (412)         (1,295)
                                                                --------        --------

Net increase (decrease) in cash                                      (47)             11

Cash at beginning of period                                           57              32
                                                                --------        --------

           Cash at end of period                                $     10        $     43
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

3.    Acquisitions:

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
                                                                 ========

      The pro forma unaudited results of operations, assuming the acquisition had occurred in January, 1998 are:

                                            Three Months        Six Months
                                                Ended              Ended
                                            June 30, 1998      June 30, 1998
                                            -------------      -------------
                                                     (In thousands)

      Revenues                                 $7,254             $14,181
      Net Income (loss)                        $    1             $   (43)
      Net income (loss) per common share         Nil                Nil

                           SSI SURGICAL SERVICES, INC.

4.    Reclassification:

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

Revenues for the six months ended June 27, 1999 of $15,462 increased $11,566 or 297%, from revenues of $3,896 for the six months ended June 30, 1998. Revenues for the three months ended June 27, 1999 of $7,747 increased $5,862 or 311%, from revenues of $1,885 for the three months ended June 30, 1998.

Cost of Revenues for the six months ended June 27, 1999 of $9,823 increased $6,952 or 242%, from cost of revenues of $2,871 in the six months ended June 30, 1998. Cost of revenues for the three months ended June 27, 1999 of $5,003 increased $3,550 or 244%, from cost of revenues of $1,453 in the three months ended June 30, 1998. Gross profits increased from 26.3% in the six months ended June 30, 1998 to 36.5% in the six months ended June 27, 1999 and also increased from 22.9% in the three months ended June 30, 1998 to 35.4% in the three months ended June 27, 1999.

The increases in revenues and cost of revenues, as well as the higher gross profits in both comparable periods, are the result of the acquisition of ESI and SSI in January, 1999.

Selling, general and administrative expenses of $4,589 increased $3,570 or 350%, from $1,019 of comparable expenses in the six months ended June 30, 1998. Selling, general and administrative expenses of $2,188 for the three months ended June 27, 1999 increased $1,646 or 304%, from the comparable expenses of $542 reported in the three months ended June 30, 1998. The increases in both comparable periods reflect the increased general and administrative expenses resulting from the acquisition of ESI and SSI. Amortization of goodwill amounted to $216 and $108 in the six months and three months ended June 27, 1999, respectively, related to the acquisition of ESI and SSI.

                           SSI SURGICAL SERVICES, INC.

Interest expense of $333 for the six months ended June 27, 1999 increased $98 or 41.7%, from interest expense of $235 reported in the six months ended June 30, 1998. Interest expense of $171 in the three months ended June 27, 1999 increased $52 or 43.7%, from interest expense of $119 reported in the three months ended June 30, 1998. The increase in both comparable periods reflects the increased intercompany financing from TFX assumed in the acquisition of ESI and SSI.

Net income of $486 in the six months ended June 27, 1999 increased $715 from the $229 net loss incurred in the six months ended June 30, 1998. Net income of $260 in the three months ended June 27, 1999 increased $489 from the net loss of $229 reported in the three months ended June 30, 1998.

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

                           SSI SURGICAL SERVICES, INC.

Liquidity and Capital Resources

Current assets increased $4,973 or 212%, from $2,341 at December 31, 1998 to $7,314 at June 27, 1999. Current liabilities increased $4,148 or 187%, from $2,223 at December 31, 1998 to $6,371 at June 27, 1999. Working capital improved, from a current ratio of 1.05 at December 31, 1998 to a current ratio of 1.15 at June 27, 1999.

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

The Company has incurred costs to date of approximately $190 through June 27, 1999, and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems will be approximately $250. While the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

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

                           SSI SURGICAL SERVICES, INC.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   On May 21, 1999 the Annual Meeting of Shareholders was held.

      (b) The meeting involved the election of directors and the following directors were elected with votes for and withheld with regard to each director.

                                           For           Withheld
                                           ---           --------

       Scott A. Bartos                  17,623,439        38,710
       Larry C. Buckelew                17,623,439        38,710
       Steven K. Chance                 17,623,439        38,710
       D. Michael Deignan               17,312,139       311,300
       John J. Sickler                  17,623,439        38,710
       Forrest R. Whittaker             17,623,439        38,710

      (c) At the meeting the following actions were voted on by the shareholders:

            (1) The following votes were cast in favor of the proposed amendment to change the name of the Company to SSI Surgical Services, Inc.: 17,635,432. The following votes were cast in opposition to the proposed amendment: 26,627. Abstentions totaled: 100.

            (2) The following votes were cast in favor of the proposed amendment to change the location of the office of the Company to the Village of Syosset, County of Nassau: 17,637,322. The following votes were cast in opposition to the proposed amendment: 24,627. Abstentions totaled: 200.

            (3) The following votes were cast in favor of the proposed amendment to change the post office address to which the Secretary of State shall mail a copy of process served upon him to Corporation Service Company, 80 State Street, Albany, New York 12207-2543: 17,637,322. The following votes were cast in opposition to the proposed amendment: 24,627. Abstentions totaled: 200.

            (4) The following votes were cast in favor of the proposed amendment to designate Corporation Service Company, 80 State Street, Albany, New York 12207-2543 as the Company's registered agent in New York: 17,637,422. The following votes were cast in opposition to the proposed amendment: 24,627. Abstentions totaled: 100.

            (5) The following votes were cast in favor of the proposed amendment to authorize the filing of a Restated Certificate of
                  Incorporation: 17,637,422. The following votes were cast in opposition to the proposed amendment: 24,627. Abstentions totaled: 100.

            (6) The following votes were cast in favor of the proposal to ratify and approve the Board's selection of PricewaterhouseCoopers LLP as the Company's auditors:
                  17,635,422. The following votes were cast in opposition to the proposal: 26,627. Abstentions totaled 100.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-KSB

      (a)   Exhibits

            (3)(8) Restated Certificate of Incorporation of the Company filed
                   May 28, 1999

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