Form 10QSB
period 1999-09-26
SSI SURGICAL SERVICES INC
filed 1999-11-17
CIK 723592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarter ended September 26, 1999
                        ------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

      Commission file number 2-85008-NY
                             ----------

                           SSI SURGICAL SERVICES, INC.
- --------------------------------------------------------------------------------
         (Exact name of small business issuer specified in its charter)

           NEW YORK                                       11-2621408
- -------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       5776 HOFFNER AVENUE, SUITE 200, ORLANDO, FLORIDA             32822
- --------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

                                 (407) 249-1946
- --------------------------------------------------------------------------------
                           (Issuer's telephone number)

 Medical Sterilization, Inc. 225 Underhill Boulevard, Syossett, New York 11791
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |_|          No |X|

Number of shares of Common Stock, $.01 par value, outstanding as of Nov. 12, 1999.

                                                    19,491,216 shares
                                                    ----------

Transitional Small Business Disclosure Format (Check One)     Yes |_|   No |X|

                           SSI SURGICAL SERVICES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.     Financial Information

            Balance Sheets as of Sept. 26, 1999 (unaudited) and
            December 31, 1998 (audited)..................................   3


            Statements of Operations for the three months and the nine months ended Sept. 26, 1999 and Sept. 30, 1998
            (unaudited)..................................................   4

            Statements of Cash Flows for the nine months
            ended Sept. 26, 1999 and Sept. 30, 1998
            (unaudited)..................................................   5

            Notes to Financial Statements................................ 6 - 8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations................ 9 - 13

Part II.    Other Information............................................   14

            Signatures...................................................   15

                           SSI Surgical Services, Inc.
                                 Balance Sheets

                                                        Sept. 26,
                                                           1999     December 31,
                                                       (Unaudited)     1998
                                                       -----------  ------------
Assets:                                                     (In thousands)

Cash                                                    $    132     $     57
Accounts receivable, net                                   7,934        1,967
Prepaid expenses                                             909          317
                                                        --------     --------

                Total current assets                       8,975        2,341

Fixed assets, net                                         17,965        6,281
Other assets (principally goodwill)                        5,744          129
                                                        --------     --------

                Total assets                            $ 32,684     $  8,751
                                                        ========     ========

Liabilities and Shareholders Equity:

Accounts payable and accrued expenses                   $  3,693     $  1,612
Current maturities of long-term debt                         885           50
Current obligations under capital leases                     927          561
Current income taxes payable                                 199           --
                                                        --------     --------

                Total current liabilities                  5,704        2,223

Long-term debt, less current maturities                       --        1,182
Obligations under capital leases                           1,305        1,571
Payable to affiliates                                     11,412        1,550
                                                        --------     --------

                Total liabilities                         18,421        6,526

Convertible redeemable cummulative preferred stock            --        1,945

Convertible preferred stock -  series C                       --        1,946
Common stock                                                 195           32
Additional paid-in capital                                22,911        7,565
Accumulated deficit                                       (8,843)      (9,263)
                                                        --------     --------

                Total shareholders' equity                14,263          280
                                                        --------     --------

                Total liabilities and equity            $ 32,684     $  8,751
                                                        ========     ========

                        See notes to financial statements

                           SSI Surgical Services, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended      Nine Months Ended
                                                    --------------------    -------------------
                                                    Sept. 26,   Sept. 30,   Sept. 26,  Sept. 30,
                                                      1999        1998        1999       1998
                                                    --------    --------    --------   --------
                                                       (In thousands)         (In thousands)
Revenues                                            $  7,518    $  1,899    $ 22,980   $  5,795

Cost of revenues                                       4,932       1,350      14,755      4,221
                                                    --------    --------    --------   --------

                Gross profit                           2,586         549       8,225      1,574

Selling, general and administrative expenses           2,401         641       6,990      1,660

Interest expense, net                                    283          88         616        323
                                                    --------    --------    --------   --------

                Income (loss) before income taxes        (98)       (180)        619       (409)

Income taxes (benefit)                                   (32)         --         199         --
                                                    --------    --------    --------   --------

Net income (loss)                                        (66)       (180)        420       (409)

Preferred stock dividends                                 --          27          --         82
                                                    --------    --------    --------   --------

Net income (loss) available for common
                shareholders                        $    (66)   $   (207)   $    420   $   (491)
                                                    ========    ========    ========   ========

Net income (loss) per common share:

   Basic                                              Nil           (.06)        .02       (.15)

   Diluted                                            Nil           (.06)        .02       (.15)

Weighted average common shares outstanding:

   Basic                                              19,491       3,170      19,491      3,170

   Diluted                                            19,491       3,170      19,491      3,170

                        See notes to financial statements

                           SSI Surgical Services, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                       -------------------------
                                                        Sept. 26,     Sept. 30,
                                                           1999         1998
                                                       ----------    -----------
                                                            (In thousands)
Cash flows from operating activities:

     Net income (loss)                                   $   420      $  (409)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                     2,784          496
     Changes in assets and liabilities:
         (Increase) decrease in receivables               (1,625)         658
         (Increase) in prepaid expenses                      (16)         (32)
         (Increase) decrease in other assets                (853)           8
         Increase in accounts payable
           and accrued expenses                              155          564
         Increase in income taxes payable                    199           --
                                                         -------      -------

           Net cash provided by operating
             activities                                    1,064        1,285

Cash flows for investing activities:

     Capital expenditures                                 (3,503)         (68)
                                                         -------      -------

           Net cash used by investing
             activities                                   (3,503)         (68)

Cash flows from financing activities:

     Net repayments of revolving line
       of credit                                              --         (483)
     Borrowings under short-term
       notes payable                                          --          265
     Repayments of long-term debt                           (347)        (852)
     Net (repayments) borrowings under
       capital lease obligations                            (648)         (79)
     Borrowings from affiliate                             3,509           --
                                                         -------      -------

           Net cash from (used for)
             financing activities                          2,514       (1,149)
                                                         -------      -------

Net increase in cash                                          75           68

Cash at beginning of period                                   57           32
                                                         -------      -------

           Cash at end of period                         $   132      $   100
                                                         =======      =======

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
                                                     ========

      The pro forma unaudited results of operations, assuming the acquisition had occurred in January, 1998 are:

                                                  Three Months      Nine Months
                                                     Ended            Ended
                                                 Sept. 30, 1998   Sept. 30, 1998
                                                 --------------   --------------
                                                         (In thousands)

Revenues                                            $  7,399        $ 21,580
Net Income (loss)                                   $    (40)       $    (83)
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

                           SSI SURGICAL SERVICES, INC.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                                 (In thousands)

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

Revenues for the nine months ended Sept. 26, 1999 of $22,980 increased $17,185 or 297%, from revenues of $5,795 for the nine months ended Sept. 30, 1998. Revenues for the three months ended Sept. 26, 1999 of $7,518 increased $5,619 or 296%, from revenues of $1,899 for the three months ended Sept. 30, 1998.

Cost of Revenues for the nine months ended Sept. 26, 1999 of $14,755 increased $10,534 or 250%, from cost of revenues of $4,221 in the nine months ended Sept. 30, 1998. Cost of revenues for the three months ended Sept. 26, 1999 of $4,932 increased $3,582 or 265%, from cost of revenues of $1,350 in the three months ended Sept. 30, 1998. Gross profits increased from 27.2% in the nine months ended Sept. 30, 1998 to 35.8% in the nine months ended Sept. 26, 1999 and also increased from 28.9% in the three months ended Sept. 30, 1998 to 34.4% in the three months ended Sept. 26, 1999.

The increases in revenues and cost of revenues, as well as the higher gross profits in both comparable periods, are the result of the acquisition of ESI and SSI in January, 1999.

Selling, general and administrative expenses of $6,990 increased $5,330 or 321%, from $1,660 of comparable expenses in the nine months ended Sept. 30, 1998. Selling, general and administrative expenses of $2,401 for the three months ended Sept. 26, 1999 increased $1,760 or 275%, from the comparable expenses of $641 reported in the three months ended Sept. 30, 1998. The increases in both comparable periods reflect the increased general and administrative expenses resulting from the acquisition of ESI and SSI. Amortization of goodwill amounted to $325 and $108 in the nine months and three months ended Sept. 26, 1999, respectively, related to the acquisition of ESI and SSI.

                           SSI SURGICAL SERVICES, INC.

Interest expense of $616 for the nine months ended Sept. 26, 1999 increased $293 or 91%, from interest expense of $323 reported in the nine months ended Sept. 30, 1998. Interest expense of $283 in the three months ended Sept. 26, 1999 increased $195 or 222%, from interest expense of $88 reported in the three months ended Sept. 30, 1998. The increase in both comparable periods is due primarily to increased intercompany financing from TFX assumed in the acquisition of ESI and SSI.

Net income of $420 in the nine months ended Sept. 26, 1999 increased $829 from the $409 net loss incurred in the nine months ended Sept. 30, 1998. A net loss of $66 in the three months ended Sept. 26, 1999 decreased $114 from the net loss of $180 reported in the three months ended Sept. 30, 1998.

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

                           SSI SURGICAL SERVICES, INC.

Liquidity and Capital Resources

Current assets increased $6,634 or 283%, from $2,341 at December 31, 1998 to $8,975 at Sept. 27, 1999. Current liabilities increased $3,481 or 157%, from $2,223 at December 31, 1998 to $5,704 at Sept. 26, 1999. Working capital improved, from a current ratio of 1.05 at December 31, 1998 to a current ratio of 1.57 at Sept. 26, 1999.

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

The Company has incurred costs to date of approximately $250 through Sept. 26, 1999, and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems will be approximately $260. While the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

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

                           SSI SURGICAL SERVICES, INC.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-KSB

      (b) There were no reports on Form 8-KSB filed by the registrant during the three months ended September 26, 1999.

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

                                       SSI SURGICAL SERVICES, INC.


Date 11/15/99                          /s/ Todd Riddell
                                       -----------------------------------------
                                       Todd Riddell
                                       Senior Vice President and
                                       Chief Operating Officer


                                       /s/ Paul A. D'Alesio
                                       -----------------------------------------
                                       Paul A. D'Alesio
                                       Treasurer and
                                       Chief Financial Officer