Form 10-K
period 1999-12-26
SSI SURGICAL SERVICES INC
filed 2000-03-27
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 1999

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________________ to ___________________

                        Commission file number 2-85008-NY

                           SSI Surgical Services, Inc.
             (Exact name of registrant as specified in its charter)

           New York                                            11-2621408
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

5776 Hoffner Avenue, Suite 200, Orlando Florida                   32822
   (Address of principal executive offices)                     (Zip Code)

                                 (407) 249-1946
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes     |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 10, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,647,057 based on the average bid and asked price of the registrant's Common Stock on March 10, 2000 as reported on the Nasdaq Bulletin Board System.

      The registrant had 19,491,216 Common Shares outstanding as of March 10, 2000.

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

================================================================================

Item 1. Description of Business

Overview

      SSI Surgical Services, Inc. ("Surgical Services" or the "Company") is a healthcare services company focused on providing surgical support services to hospitals and surgery centers throughout the United States. SSI Surgical Services, Inc. (OTCBB, SGSI.OB) is approximately 84.5% owned by TFX Equities Incorporated (TFX), a wholly owned subsidiary of Teleflex, Incorporated (Teleflex), a Fortune 1000 company with headquarters in Plymouth Meeting, Pennsylvania.

      The Company was founded in May 1982 as Medical Sterilization, Inc., a New York Corporation. Effective May 28, 1999, the Company changed its name to SSI Surgical Services, Inc.

      On January 11, 1999, the Company acquired all of the issued and outstanding shares of Endoscopy Specialists, Incorporated ("ESI"), a Florida-based surgical instrument management services firm, and all of the issued and outstanding shares not already held by the Company of SSI Surgical Services, Inc. ("SSI"), a Joint Venture with TFX. Both businesses were acquired from TFX in exchange for 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock. As a result of the transaction, TFX now owns a majority of the outstanding common stock of the Company.

      Beginning in the mid-1990's, TFX brought together several medical services operations that made up ESI and SSI. Each of these operations brought its own healthcare knowledge, specialties and expertise to the new company, resulting in a comprehensive package of service offerings. Running through the history of the company is a dedication to high-quality, reusable products offered to its customers on a per procedure basis.

      In late 1995, TFX purchased ESI. ESI was founded in 1992 to provide on-site speciality instrument management programs, primarily for minimally invasive surgical procedures. This component of the Company provides surgical instruments, video equipment, and on-site, trained technicians for each contracted laproscopic procedure performed in a hospital.

      During 1997, ESI acquired three other companies to complement the services already offered: United Endoscopy and Medco, which provided services similar to ESI; and Morse Technologies, providing surgical and endoscopic instrument repair.

      SSI was formed in 1997 as a joint venture between TFX and the Company. SSI was established to provide general and specialty instrument sets, basins and surgical gowns and towels to hospitals and other facilities. In August 1998, SSI acquired Sterilization Management Group ("SMG") which owned and managed five surgical instrument and linen reprocessing facilities located in Chicago, Detroit, Tampa, Houston, and Baltimore/Washington.

      Today the Company offers a comprehensive menu of services to hospitals and surgery centers, with a primary focus on the operating room (OR). Company headquarters are located in Orlando, Florida and the Company's employees are based in hospitals, medical centers and sterilization facilities in numerous locations around the country.

On Site Services

      The Company provides customers specialty instrument management programs that focus on minimally invasive surgical procedures (endoscopic services). Surgical Services assigns trained service technicians to each customer hospital. The service technician is responsible for assisting with the operating room set-up prior to the start of the designated case, and remains on-site to serve as a technical expert available to respond to questions from the surgical staff regarding the proper use of the products and video systems supplied by the Company. At the completion of the case, the technician decontaminates and reprocesses the company's instruments and performs quality assurance checks on the instruments to validate their readiness for the next procedure. The Company manages all repairs, refurbishing, reprocessing and replacement costs associated with the provided products.

      The Company offers services for general surgery, gynecology, urology, ENT, orthopedics, plastic surgery, thoracic surgery and cardiovascular surgery. The related instrument sets can be basic, containing only instrumentation, or increasingly complex, to include scopes, video equipment and other accessories. By using high quality reusable instruments that are properly managed by trained technicians, the Company delivers higher quality products billed on a per procedure basis, thus providing a basis for potentially reducing hospital costs.

      In addition to the specialty instrument management program, Surgical Services provides professional management to train and direct the sterile processing departments in hospitals. The Company provides the customer with trained and certified technicians to increase productivity and assumes responsibility for management of the instrument inventory that includes the establishment of an inventory tracking system, repair and maintenance, replacement and purchase of new instruments. This service is billed to the customer on a contractual basis.

Off Site Services

      The Company provides off-site cleaning, decontamination and sterilization processing of its standard containerized reprocessable surgical instrument sets as well as sterilized items for healthcare providers such as hospitals and ambulatory surgery centers within the United States. The Company contracts with healthcare providers to provide instruments that are reprocessed and reusable surgical products consisting of gowns, towels, mayo-stand and back table covers and basins.

      Surgical Services currently operates six industrial reprocessing facilities that can sterilize, package, reassemble, decontaminate and deliver to customers on a daily basis. The Company has designed approximately 85 different Instrument Sets for operating room procedures and labor and delivery, including gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage.

      The Company also packages its reusable textiles (surgical gowns and towels) in a variety of packs to meet customers' needs. The reusable textiles are cleaned, inspected, sterilized, and delivered. The Company offers a reprocessing service that utilizes state-of-the-art products such as GORE(R) Surgical Barrier Fabric (GORE is a trademark of W.L. Gore & Associates, Inc.), a surgical barrier fabric for gowns that is liquidproof and a series of one-ply and two-ply gowns that are liquid resistant. All of the gown materials are technologically advanced for comfort.

      The Company's services are designed to replace or supplement the existing in-house sterilization facilities of healthcare providers. Many hospitals have less efficient sterilization facilities, staff their facilities with nurses whose skills could be more effectively used elsewhere and underutilize their sterilization facilities by operating their equipment only once per day. Because of the relatively low volume of sterilization activities undertaken at many of these facilities, worker productivity may not be as high as in other areas of the healthcare organization, causing concern for administrators. In addition, as hospitals continue to evaluate ways in which to utilize their available space better, many hospitals are seeking to replace their in-house sterilization facilities with profit generating centers such as operating rooms. Many hospitals are also looking for ways in which to improve operating room efficiency by eliminating the sterilization processing delays and shortages sometimes experienced with their in-house sterilization facilities.

      By utilizing state of the art equipment, modern sterilization technology, trained technicians, and handling larger volumes, the Company believes that it offers a cost-effective, high quality alternative to in-house sterilization. The Company has installed modern, industrial size sterilization equipment at its facilities, including ultrasonic cleaning systems, tunnel washers, steam sterilizers and ETO sterilizers.

      The Company believes that it is able to offer improved sterility assurance levels than those maintained at many hospitals. The Company has established rigorous testing measures and procedures, such as sterilization process monitors (including temperature and pressure recording), chemical indicators and bacteriological spore and culture testing. See "Government Regulation."

Competition

      The Company's principal competition with respect to its off-site management programs comes from the in-house sterilization facilities of hospitals and ambulatory surgi-centers. Most hospitals have in-house sterilization capabilities and many have invested significant capital in their sterilization facilities. Also, healthcare facilities with in-house sterilization departments may be committed to maintaining their sterilization capabilities and their current staffing levels. As a result, healthcare providers may be reluctant to shift their sterilization activities from in-house to an off-site contractor. Furthermore, some hospitals have union agreements that preclude or mitigate a hospital's ability to outsource. In today's managed care driven, consolidating environment, hospitals and hospital networks are renegotiating these agreements with yet to be determined success.

      The Company has competition for its off-site reprocessing facilities in most of its markets. Sterile Recoveries, Inc. and Angelica Corporation now compete with the Company. Substantial know-how and capital intensive barriers continue to limit competitive interest.

      The Company's principal competition for its on-site management programs is the hospitals' in-house departments. In addition, on-site services are offered by several local and regional service companies as well as large corporations such as Allegiance, who now competes with several on-site service offerings that include: instrument processing, consulting, department management, staffing, training, and endoscopy services. The Company believes it is still the only service provider to offer the full service continuum and it can provide customized solutions that includes both on-site and off-site management programs for individual hospitals and healthcare delivery networks.

Customers

      The Company markets and sells services to acute care hospitals, and stand alone surgery centers in 22 states domestically. Customers have been attracted to the Company because of its quality of service, comprehensive service offering and relationships with hospital staff. The Company provides services directly to the customer, thereby eliminating a third party to intervene on its behalf. Customers become interested in the Company's service menu due to the following:

      1.) Savings from reusable versus disposable products
      2.) Savings on reduced inventory requirements
      3.) Savings from outside management of processes
      4.) Added efficiencies by having a trained technician
      5.) Upgrade to premium equipment and instruments
      6.) Improved staff and physician satisfaction
      7.) Capital avoidance

      Hospitals have continued to embrace the idea of outsourcing support functions that are not core competencies. Outsourcing those areas that have significant staff requirements demanding specialized knowledge, large upfront capital demands, & space constraints has become increasingly more universal. The idea of outsourcing is consistent with the customer's focus on improved efficiency, cost reduction, improved patient care and staff and physician satisfaction. The Company allows hospitals to focus on these initiatives by outsourcing the ownership of instrumentation, surgical linen, and equipment.

      The Company's sales cycle for new customers is typically between three to twelve months from the first contact. The sales cycle entails significant lead times in most institutions due to existing agreements with suppliers, Group Purchasing Organizations and cost reviews from hospital management. The Company believes that once an agreement is signed with a new customer, the customer is unlikely to move away from the service due to its premium service level, quality of products provided, and knowledgeable technical personnel.

      Contracts are executed with terms of three years or more. Termination with cause by either party for a breach of the agreement with ninety days written notice is a standard provision of the contract. Surgical Services' sales strategy is to expand its regional agreements. The majority of the Company's service agreements are with single hospitals. It is the Company's belief that the trend toward the increased development of the Integrated Delivery Network's (IDN's) will continue well into the future. The IDN's and regional buying groups have been able to negotiate for products and services in many cases better than Group Purchasing Organizations. Surgical Services continues to maximize its exposure to the individual hospital while intensifying sales efforts at the regional or IDN level. To accomplish this mission the Company has committed to developing a sales team, and local Area Vice Presidents to support the selling effort on a regional basis. Management feels the need for hospitals to reduce operating costs and improve efficiencies provides opportunities for continued sales growth.

      The Company plans to target existing markets in an effort to maximize existing assets and infrastructure. Additionally, suppliers that provide products to Surgical Services provide a valuable network in which the sales force are able to identify new customers. The future performance of the Company is dependent upon its ability to attract new customers and expand services in existing facilities. Surgical Services' decentralized management approach will allow the Company to respond to regional market pressure and capitalize on new opportunities.

      As of March 10, 2000, the Company provided services pursuant to service contracts with 169 hospitals and ambulatory surgi-centers. One customer accounted for 10% or more of the Company's total revenues for the fiscal year ended December 26, 1999.

Suppliers

      The Company purchases surgical instruments, sterilization containers, surgeon's gowns and surgical towels from several vendors. The Company believes that such products are readily available at market prices.

Sales and Marketing

      Surgical Services' sales and marketing strategy is to grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its services into the general operating room of the hospital after a period of successful product performance in the labor and delivery area. The Company has expanded its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company's sales and marketing efforts are coordinated by sales professionals with appropriate clinical and hospital expertise.

Intellectual Property

      The Company does not rely on any patents for the conduct of its business. The Company does rely upon the know-how of its employees and has executed non-disclosure and non-competition agreements with its employees.

Government Regulation

      Significant aspects of the Company's business are subject to state and federal statutes or regulations. Additionally, some products sold by the company are regulated as medical devices by the US Food and Drug Administration (FDA) or other state and federal agencies. The Company's facilities are subject to regular inspection by the FDA which has the power to seize adulterated products, require the manufacturer to remove non-compliant products from the market, or administer other remedies deemed appropriate. Although the Company believes it is in substantial compliance with applicable federal and state statutes and regulations, additional restrictions could be imposed that could materially affect the Company.

Employees

      As of December 26, 1999, the Company had 403 full-time and 21 part-time employees. None of its employees are covered by any collective bargaining agreement.

Item 2. Description of Property

      Surgical Services leases six reprocessing and sterilization facilities located in Baltimore, Chicago, Detroit, Houston, Long Island, and Tampa. These facilities are used for decontamination, sterilization, and packaging of reusable surgical instruments and surgical linens. The Company owns substantial leasehold improvements and equipment located in each of the facilities. The Company also maintains it corporate headquarters and instrument repair facility in leased offices in Orlando, Florida.

      The table below sets forth information on the Company's properties:

Location            Approximate Size     Owned/Leased      Lease Expiration
--------            ----------------     ------------      ----------------

Baltimore, MD.       40,000 sq. ft.        Leased          December 30, 2002
McGaw Park, IL       12,000 sq. ft.        Leased          July 30, 2000(1)
Livonia, MI          32,000 sq. ft.        Leased          July 31, 2003
Houston, TX          46,000 sq. ft.        Leased          April 30, 2003
Syosset, NY         103,000 sq. ft.(2)     Leased          February 28, 2001(3)

Tampa, FL            47,000 sq. ft         Leased          November 30, 2002
Orlando, FL           8,500 sq. ft.        Leased          December 31, 2004

Notes:
1. The Company has tentatively identified an approximately 26,000 square foot property for relocation of its McGaw Park facility in fiscal year 2000. The proposed property is located in Waukegan, IL, approximately 2 miles from the McGaw Park location. Lease negotiations and construction plans are in progress.
2. In October 1998, the Company signed a short-term lease agreement providing for sublease of approximately 50,000 square feet of the premises. The sublease was subsequently extended until February 28, 2001. The sublease provides approximately $262,000 annual revenue.
3. The Company is currently involved in negotiations with the landlord for a long-term extension of the lease.

      The company conducts a substantial portion of its business in facilities (primarily hospitals and surgery centers) owned or operated by the customer. The Company has no obligation for rent, utilities, or maintenance of those facilities.

      The Company believes that its facilities are suitable for its operations as presently conducted and for its foreseeable future operations. Equipment owned or leased by the company is believed adequate for the Company's present and foreseeable operations, however, will require capacity enhancements as business continues to expand. The Company believes that additional facilities and equipment can be acquired as necessary, although there can be no assurance the additional facilities or equipment will be available upon reasonable or acceptable terms, if at all.

Item 3. Legal Proceedings

      In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

      No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 26, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock, $.01 par value per share, was traded in the over-the-counter market (under the symbol "MSTI") since September 26, 1983. The Company's name, which was Medical Sterilization, Inc., was changed on May 28, 1999 to SSI Surgical Services,

Inc. and its Common Stock is now quoted on the Nasdaq Bulletin Board (under the symbol "SGSI"). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 10, 2000 was 261.

      The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 2000 (through March 10, 2000):

      2000                                        High Bid        Low Bid
      -------------------------------------------------------------------
      First Quarter (through March 10, 2000)      $1.875           $0.156

      1999
      Fourth Quarter                               0.469            0.156
      Third Quarter                                0.688            0.375
      Second Quarter                               0.875            0.500
      First Quarter                                1.125            0.531

      1998
      Fourth Quarter                               1.063            0.500
      Third Quarter                                1.000            0.563
      Second Quarter                               1.875            0.750
      First Quarter                                1.313            0.875

      The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

Item 6. Selected Financial Data

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      On January 11, 1999, the Company acquired all of the issued and outstanding shares of ESI, a Florida-based surgical instrument management services firm, and all of the issued and outstanding shares not already held by the Company of SSI, a Joint Venture with TFX. Both businesses were acquired from TFX in exchange for 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock.

      The Company reported net income of $521,000 in fiscal 1999 compared to a net loss of $1,302,000 in 1998. The increase in net income was principally the result of the earnings contribution from the acquired operations as well as improved performance of the historic instrument sterilization business. The Company incurred unexpected one-time costs in fiscal 1998 related to the disposal of the electron beam business of approximately $230,000 and other nonrecurring expenditures including severance and termination expenses of approximately $400,000 related to the elimination of several senior management positions.

      The Company's earnings in fiscal 1998 were also severely impacted by its inability to offset approximately $250,000 in unabsorbed plant rental, realty taxes and other fixed overhead at its facility associated with the discontinued electron beam business. The fiscal 1999 earnings were not similarly impacted as the Company signed a short-term sublease agreement on October 15, 1998 that was subsequently extended through February, 28, 2001, to sublease 50,000 square feet of its premises at a rental of approximately $262,000 annually.

      Revenues in fiscal 1999 were up approximately $1,824,000 in comparison to pro-forma fiscal 1998 revenues, principally resulting from the full year impact of new multi-year surgical instrument sterilization contracts sign in 1998, partially offset by some weakness in other off-site operations.

      In fiscal 1999, the Company's instrument and linen sterilization services, endoscopic services and management of sterile processing departments within hospitals accounted for approximately 50%, 42% and 8%, respectively, of the Company's revenues. In fiscal 1998, prior to the acquisition of ESI and SSI, the Company's revenues were generated from instrument and linen sterilization services and contract sterilization of disposable medical products, comprising 94% and 6% of revenues, respectively. The change in sources of revenue reflects the Company's desire to provide a comprehensive service offering to hospitals and surgery centers. During the second quarter of fiscal 1998, the Company successfully completed divestiture of its electron beam accelerator and related equipment to Shamrock Technologies, Inc. The proceeds of the sale were used by the Company to repay the entire balance of a bank note secured by the electron beam accelerator, with the residual monies applied against the Company's financing agreement with its commercial lender.

      In December 1999, the Company entered into a new revolving credit facility with Teleflex. The new agreement provides the Company up to $15,000,000 of unsecured financing, the terms of which will be reviewed annually beginning March 2002. Interest under the new agreement will be payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on indebtedness with Teleflex at a fixed rate of 8 percent during fiscal 1999.

Results of Operations

1999 Compared with 1998

Revenues

      Revenues increased $23,232,000, or 307%, from $7,560,000 in fiscal 1998 to $30,792,000 in fiscal 1999. The increase was principally the result of the acquisition of ESI and SSI. Had the acquistion occurred at the beginning of fiscal 1998, revenues would have increased approximately $1,824,000 from the proforma amount of $28,968,000 in fiscal 1998. This increase is attributable to the realization of the full year impact of revenues derived from multi-year surgical instrument sterilization contracts signed in fiscal 1998, partially offset by some weakness in other off-site operations.

Operating Expenses

      Operating expenses increased $18,946,000 or 383.4% from $4,942,000 in fiscal 1998 to $23,888,000 in fiscal 1999. This increase was principally the result of the acquisition of ESI and SSI. On a proportionate basis, the acquired operations have higher direct expenses and lower selling, general and administrative expenses than historical operations.

Distribution Costs

      Distribution costs increased $692,000 or 91.7% from $755,000 in fiscal 1998 to $1,447,000 in fiscal 1999. The increase is directly related to increased sales volume with the acquisition of ESI and SSI. Distribution costs as a percentage of revenue generated from instrument and linen sterilization services, remained relatively stable.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $934,000 from $2,591,000 in 1998 to $3,525,000 in fiscal 1999. The increase resulted from the acquisition of ESI and SSI, including amortization expense of $406,000 in fiscal 1999. In addition, fiscal 1998 was negatively impacted by additional unexpected one-time costs related to the disposal of the electron beam business and other nonrecurring expenditures including severance and termination expenses related to the elimination of several senior management positions.

Bad Debt Expense

      Bad debt expense increased $20,000 from $146,000 in fiscal 1998 to $166,000 in fiscal 1999. The Company has determined that its allowance for doubtful accounts is sufficient to cover the receivables from its operations.

Interest Expense

      Interest expense increased by $620,000 from $428,000 in fiscal 1998 to $1,048,000 in fiscal 1999. The increase is attributed to borrowings from Teleflex assumed in connection with the acquisition of ESI and SSI and continued capital spending on surgical instruments and linens to support the growth of the hospital business.

Net Income (Loss)

      Net income in fiscal 1999 was $521,000, an increase of $1,823,000 from a net loss of $1,302,000 in fiscal 1998.

Net (Loss) Income Applicable to Common Shareholders

      Diluted earnings per share in fiscal 1999 represented net income per share of $0.03, compared to a net loss per share of $0.46 in fiscal 1998. Basic earnings per share in fiscal 1999 also represented net income per share of $0.03, compared to a net loss per share of $0.46 in fiscal 1998. Excluding the effect of preferred dividends in 1998, diluted earnings per share for fiscal 1998 were a net loss per share of $0.41.

Results of Operations

1998 Compared with 1997

Revenues

      Revenues in fiscal 1998 decreased approximately 24% to $7,560,000 from approximately $9,890,000 in fiscal 1997. The decrease in revenues was attributable to an approximate $3,600,000 or 89% decrease in revenues related to the Company's contract sterilization and radiation processing of industrial products services in line with the Company's decision to divest this business, partially offset by an approximate $1,276,000 or 22% increase in revenues related to the Company's sterilization services to healthcare providers. The increase in revenues related to the Company's sterilization services to healthcare providers was attributable to market penetration of new customers and expanded services to the Company's existing customer base. During fiscal 1998, the Company also began to recognize, through increased implementation of Instrument Sets, the full impact of revenues derived from new multi-year contracts that were signed in fiscal 1997 with several major healthcare providers in the region.

Other Income

      During fiscal 1997, the Company received a nonrefundable deposit of $150,000 related to the sale of its contract sterilization services to E-BEAM.

Operating Expenses

      Operating expenses decreased $1,045,000, or approximately 17%, from approximately $5,987,000 in fiscal 1997 to approximately $4,942,000 in fiscal 1998. This decrease was attributable to a reduction in expenses associated with the Company's divestiture of the contract sterilization and radiation processing of industrial products business, as well as improved production efficiencies in the Company's facility.

Distribution Costs

      Distribution costs increased $212,000 or 39% from approximately $543,000 in fiscal 1997 to $755,000 in fiscal 1998. The increase is directly related to increased sales volume and expanded geographical coverage in the hospital services division.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $250,000 from approximately $2,341,000 in fiscal 1997 to $2,591,000 in fiscal 1998. The increase is principally attributed to additional unexpected one-time costs related to the disposal of the electron beam business and other nonrecurring expenditures including severance and termination expenses related to the elimination of several senior management positions.

Bad Debt Expense

      Bad debt expense increased by $85,000 from $61,000 in fiscal 1997 to $146,000 in fiscal 1998. The increase was due to the write-off of a receivable from a customer who filed for bankruptcy during fiscal 1998. The Company has determined that its allowance for doubtful accounts is sufficient to cover the receivables from its hospital operations.

Interest Expense

      Interest expense decreased by $58,000 from $486,000 in fiscal 1997 to $428,000 in fiscal 1998. The decrease is directly attributed to the sale of the electron beam and the subsequent repayment of debt, partially offset by continued capital spending on surgical instruments to support the growth of the hospital business.

Net (Loss) Income

      Net loss in fiscal 1998 was $1,302,000, a decrease of $1,915,000 from net income of approximately $613,000 in fiscal 1997.

Net (Loss) Income Applicable to Common Shareholders

      Diluted earnings per share in fiscal 1998 represented a net loss per share of $0.46, compared to net income per share of $0.09 in fiscal 1997. Basic earnings per share in fiscal 1998 also represented a net loss per share of $0.46, compared to net income per share of $0.16 in fiscal 1997. Excluding the effect of preferred dividends, diluted earnings per share in fiscal 1998 represented a net loss per share of $0.41, compared to net income per share of $0.11 in fiscal 1997.

Liquidity and Capital Resources

      Current assets increased $6,519,000 to $8,867,000 at December 26, 1999 from $2,348,000 at December 31, 1998. The Company had working capital of approximately $4,486,000 at December 26, 1999, compared to working capital of approximately $125,000 at December 31, 1998. The Company's current ratio at December 26, 1999, was 2.02 to 1 compared to a current ratio of 1.06 to 1 at December 31, 1998. The increase in the Company's current assets, working capital and current ratio at December 26, 1999 compared to December 31, 1998 was primarily the result of the acquisition of ESI and SSI in January 1999. With this acquisition, the Company increased its customer base and portfolio of services to include endoscopic services and management of sterile processing departments.

      Capital expenditures totaled $5,656,000 in 1999 compared with $1,809,000 in 1998. These purchases were principally surgical instruments and linen products made to support the Company's new sales contracts entered into during fiscal 1999 and fiscal 1998, in addition to existing contracts of the acquired businesses.

      Management plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. Cash flows from operating activities will provide support for these expenditures, however, additional external financing is expected to be required. There can be no assurance, however, that such capital will be available to the Company on acceptable terms, if at all.

      The Company had $2,003,000 in obligations under capital leases for equipment and surgical instruments at December 26, 1999. In addition, the Company has entered into a $15,000,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. At December 26, 1999, $13,750,000 was drawn against this facility, of which approximately $6,500,000 was assumed in connection with the acquisitions of ESI and SSI while $5,732,000 was incremental financing to support capital expenditures, working capital, growth and net third party debt repayment of $2,109,000 during fiscal 1999. Interest is charged on the unpaid balance at prime plus 1.25 percent. The terms of the agreement will be reviewed annually beginning March, 2002.

      The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2000. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

Year 2000 Issue

      The Company substantially completed its Year 2000 remediation project during 1999. No systems failures causing disruption in normal business operations have occurred.

Inflation

      The Company believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future; the sufficiency of funds for the Company's working capital requirements during 2000; the Company's expectation that future cash flow will continue to be provided from operations; and the Company's present belief that inflation will not have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

      The Company's future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company may require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Approximately 60% of the Company's healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

      Future results of the Company will depend significantly on its ability to successfully convince hospitals and other healthcare providers to utilize the Company's instrument and linen sterilization services, endoscopic services and sterile processing department management services as opposed to their own resources. Hospitals may resist this change for a number of reasons, including the preferences of hospital staffs which may wish to preserve their existing staffing, labor unions which may resist any staffing reductions and the ongoing consolidation of hospitals which may impact the willingness of hospital administrators to make operational decisions on a timely basis and which may affect a hospital's decision to outsource sterile processing services as opposed to retaining one or more of the consolidated hospital group's central sterilization facilities to provide services for the entire group.

      The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including: competitive pressures on selling prices and margins; the timing and cancellation of customer orders; the lengthy sales cycle of the Company's services to healthcare organizations; the Company's ability to maintain state-of-the-art sterilization facilities and the corresponding timing and amount of capital expenditures, particularly if the Company executes its plan for growth; and the introduction of new services by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely effect its business, operating results and stock price.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company does not have any material market risk sensitive financial instruments.

Item 8. Financial Statements

      For the following financial information required by this Item, see Index on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference from the Section titled "Directors and Executive Officers of the Company" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 11. Executive Compensation

      The response to this item is incorporated by reference from the Section titled "Directors and Executive Officers of the Company" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference from the Section titled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

      The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

            (3)(i)(1) Restated Certificate of Incorporation filed May 21, 1999.

            (3)(ii)(1) Amended and Restated By-Laws dated June 2, 1987 - filed as Exhibit (3)(4) to Annual Report for the year ended December 31,1995 on Form 10-KSB and incorporated herein by reference.

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

            (10)(4) Acquisition Agreement dated November 19, 1998 between the Company and TFX Equities Incorporated - filed as Exhibit (1) to Form 8-K dated January 26, 1999 and incorporated herein by reference.
Incorporated.

            (10)(5) Revolving Loan Account Agreement dated December 26, 1999 between the Company and Teleflex Incorporated.

            27.1 Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000                      SSI SURGICAL SERVICES, INC.


                                    By: /s/ Michael D. Klein
                                        ----------------------------------------
                                    Name:  Michael D. Klein
                                    Title: President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                  Title(s)                         Date
------------------                  --------                         ----


/s/ Michael D. Klein
--------------------------    President, Chief Executive        March 24, 2000
Michael D. Klein              Officer (principal executive)


/s/ Paul A. D'Alesio
--------------------------    Treasurer and Chief Financial     March 24, 2000
Paul A. D'Alesio              Officer (principal accounting
                              officer)


--------------------------    Director                          March 24, 2000
Larry C. Buckelew


/s/ Steven K. Chance
--------------------------    Director and Secretary            March 24, 2000
Steven K. Chance


/s/ D. Michael Deignan
--------------------------    Director                          March 24, 2000
D. Michael Deignan


/s/ John J. Sickler
--------------------------    Director                          March 24, 2000
John J. Sickler



--------------------------    Director                          March 24, 2000
Forrest R. Whittaker

SSI Surgical Services, Inc.
Index to the Consolidated Financial Statements
December 26, 1999
--------------------------------------------------------------------------------

                                                                          Page
Financial Statements:

   Report of Independent Accountants                                      F-2

   Consolidated Balance Sheet at December 26, 1999 and
     December 31, 1998                                                    F-3

   Consolidated Statement of Operations for the years ended
     December 26, 1999, December 31, 1998 and December 31, 1997           F-4

   Consolidated Statement of Shareholders' Equity                         F-5

   Consolidated Statement of Cash Flows                                   F-6

   Notes to the Consolidated Financial Statements                         F-7

                        Report of Independent Accountants

To the Board of Directors
of SSI Surgical Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SSI Surgical Services, Inc. at December 26, 1999 and December 31, 1998, and the results of their operations and their cash flows for the years ended December 26, 1999, December 31, 1998 and December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 24, 2000

SSI Surgical Services, Inc.
Consolidated Balance Sheet
December 26, 1999 and December 31, 1998
(Dollars in Thoudands)
--------------------------------------------------------------------------------

                                                                              1999        1998
                                      Assets
Current assets:
    Cash and cash equivalents                                               $    254    $     57
    Accounts receivable, net of allowance for doubtful accounts
      of $407 and $295                                                         7,470       1,966
    Prepaid expenses and other assets                                          1,143         325
                                                                            --------    --------

        Total current assets                                                   8,867       2,348

Property and equipment, net                                                   19,231       6,281
Intangibles, net                                                               5,449          --
Other assets                                                                     140         122
                                                                            --------    --------

                                                                            $ 33,687    $  8,751
                                                                            ========    ========

                     Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                                   $  3,462    $  1,612
    Current maturities of long-term debt                                          --          50
    Obligations under capital leases                                             919         561
                                                                            --------    --------

        Total current liabilities                                              4,381       2,223

Long-term debt, less current maturities                                           --       2,732
Obligations under capital leases                                               1,084       1,571
Payable to affiliates                                                         13,750          --
                                                                            --------    --------

        Total liabilities                                                     19,215       6,526

Preferred stock:
    Convertible redeemable cumulative preferred stock, par value
      $.01 per share; Series B - authorized 1,000,000 shares,
      issued and outstanding 0 and 687,500 shares                                 --       1,945
                                                                            --------    --------

Shareholders' equity:
    Convertible preferred stock, par value $.01 per share Series C -
      authorized 3,000,000 shares, issued and outstanding 0 and 1,945,625
      in 1999 and 1998, respectively                                              --       1,946
    Common stock, par value $.01 per share, authorized 30,000,000 shares,
      issued and outstanding 19,491,216 shares                                   195          32
    Additional paid-in capital                                                23,019       7,565
    Accumulated deficit                                                       (8,742)     (9,263)
                                                                            --------    --------

        Total shareholders' equity                                            14,472         280
                                                                            --------    --------

        Total liabilities and shareholders' equity                          $ 33,687    $  8,751
                                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statement of Operations
For the Years Ended December 26, 1999, December 31, 1998
and December 31, 1997
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

                                                          1999          1998          1997
Net revenues                                          $    30,792   $     7,560    $     9,890
Other income                                                   --            --            150
                                                      -----------   -----------    -----------

                                                           30,792         7,560         10,040
                                                      -----------   -----------    -----------

Cost and expenses:
    Operating                                              23,888         4,942          5,987
    Distribution                                            1,447           755            543
    Selling, general and administrative                     3,525         2,591          2,340
    Bad debt expense                                          166           146             61
    Interest                                                1,048           428            486
                                                      -----------   -----------    -----------

      Total costs and expenses                             30,074         8,862          9,417
                                                      -----------   -----------    -----------

Income (loss) before income taxes                             718        (1,302)           623
Income taxes                                                  197            --             10
                                                      -----------   -----------    -----------

Net income (loss)                                             521        (1,302)           613

Preferred stock dividends                                      --          (168)          (109)
                                                      -----------   -----------    -----------

Net income (loss) applicable to common shareholders   $       521   $    (1,470)   $       504
                                                      ===========   ===========    ===========

Earnings (loss) per common share - basic              $       .03   $      (.46)   $       .16
                                                      ===========   ===========    ===========

Earnings (loss) per common share - diluted            $       .03   $      (.46)   $       .09
                                                      ===========   ===========    ===========

Weighted average common shares                         19,491,216     3,170,496      3,157,996
                                                      ===========   ===========    ===========

Weighted average dilutive common shares                19,491,216     3,170,496      5,571,683
                                                      ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statement of Shareholders' Equity
For the Years Ended December 26, 1999 and December 31, 1998
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

                                                 Common stock          Preferred stock         Additional
                                            --------------------    ---------------------       paid-in     Accumulated
                                              Shares      Amount      Shares       Amount       capital       deficit       Total
Balance at December 31, 1997                 3,170,496    $  32      1,945,625    $ 1,946       $7,733       $(7,961)     $  1,750
    Accrual of preferred stock dividends                                                          (168)                       (168)
    Net loss  for year                                                                                        (1,302)       (1,302)
                                            ----------    -----     ----------    -------      -------       -------      --------

Balance at December 31, 1998                 3,170,496       32      1,945,625      1,946        7,565        (9,263)          280
                                            ----------    -----     ----------    -------      -------       -------      --------

    Issuance of common stock                13,400,000      134             --                  11,591                      11,725
    Preferred stock conversion               2,920,720       29     (1,945,625)    (1,946)       3,863                       1,946
    Net income for the year                                                                                      521           521
                                            ----------    -----     ----------    -------      -------       -------      --------

Balance at December 26, 1999                19,491,216    $ 195             --    $    --      $23,019       $(8,742)     $ 14,472
                                            ----------    -----     ----------    -------      -------       -------      --------

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statement of Cash Flow
For the Years Ended December 26, 1999, December 31, 1998
and December 31, 1997
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                           1999       1998      1997
Cash flows from operating activities:
    Net income (loss)                                    $   521    $(1,302)   $   613
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                      3,346        705        682
        Doubtful debt expense                                166        146         61
        Loss on asset sales                                   --         71         --
        Changes in operating assets and liabilities:
           Accounts receivable                            (1,327)       279        (43)
           Prepaid expenses and other assets                (400)      (131)         3
           Accounts payable and accrued liabilities          (76)       681       (590)
                                                         -------    -------    -------

             Net cash provided by operating activities     2,230        449        726
                                                         -------    -------    -------

Cash flows for investing activities:
    Net purchase of property and equipment                (5,656)    (1,809)    (2,239)
    Proceeds from asset sales                                 --      1,181         --
                                                         -------    -------    -------

             Net cash used by investing activities        (5,656)      (628)    (2,239)
                                                         -------    -------    -------

Cash flows from financing activities:
    Net repayments of revolving line of credit            (1,182)      (218)      (101)
    Repayments of long-term debt                             (50)      (902)      (413)
    Net repayments under capital lease obligations          (877)      (226)     1,483
    Proceeds from long-term debt                              --      1,550        500
    Net borrowings from affiliates                         5,732         --         --
                                                         -------    -------    -------

             Net cash provided by financing activities     3,623        204      1,469
                                                         -------    -------    -------

Increase in cash and cash equivalents                        197         25        (44)

Cash and cash equivalents at beginning of period              57         32         76
                                                         -------    -------    -------

Cash and cash equivalents at end of period               $   254    $    57    $    32
                                                         =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

1.    Basis of Presentation and Nature of Business

      The Company was incorporated in New York State on May 27, 1982, as Medical Sterilization, Inc ("MSI"). Effective January 8, 1999, the Company's headquarters and principal place of business was moved to Orlando, Florida. Effective May 28, 1999, the Company changed its name to SSI Surgical Services, Inc.

      The Company provides both off-site and on-site reprocessing and sterilization of surgical instrument sets, gowns and towels, as well as certain other items requiring sterilization for healthcare providers, hospitals and other medical facilities. In addition the Company provides a broad range of surgical instrument management services that includes provision of endoscopic instrument sets and other specialty products to hospitals and other medical facilities, as well as on-site department management, staffing and other consulting services.

2.    Acquisitions and Divestitures

      1999 Acquisitions

      In January, 1999, the Company acquired Endoscopy Specialists, Incorporated ("ESI"), a Florida-based surgical instrument management services firm, and the remaining 62.5% of the shares of SSI Surgical Services, Inc. ("SSI"), a joint venture in which the Company had held a 37.5% interest. Both businesses were acquired from TFX Equities, Incorporated ("TFX"), a wholly owned subsidiary of Teleflex Incorporated, a diversified publicly held company, in exchange for 13.4 million common shares of the Company and warrants for an additional 1.5 million common shares. TFX also converted the preferred shares it owned into common shares. As a result of this transaction, TFX now owns a majority of the outstanding common stock of the Company.

      The acquisition was accounted for as a purchase. Net assets of the acquired businesses amounted to $13,000 and the acquisition was financed through a combination of the equity transactions noted above and the assumption of approximately $6,500 of intercompany financing from TFX. The excess purchase price over the fair market value of the assets acquired, approximately $5,200 was recorded as goodwill and will be amortized to expense over 15 years.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      A summary of the net assets acquired follows:

      Current assets                                             $  5,073
      Current liabilities                                          (2,273)
                                                                 --------

      Working capital                                               2,800
                                                                 --------

      Property and equipment                                       10,640
      Capital lease obligations                                      (401)
                                                                 --------

      Net assets acquired                                          13,039
                                                                 --------

      Affiliate borrowings assumed                                  6,508
      Issuance of common stock                                     11,725
                                                                 --------

      Purchase price                                               18,233
                                                                 --------

      Excess purchase price (goodwill)                           $  5,194
                                                                 ========

      The following represents the unaudited pro forma results of operations as if the above noted acquisition had occurred at the beginning of the years presented:

                                                       1998         1997

      Revenues                                      $ 28,968      $ 26,646
      Net income (loss)                               (1,402)          348
      Net income (loss) per common share            $  (0.07)     $   0.02

      1998 Divestitures

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

3.    Summary of Significant Accounting Policies

      Fiscal Year

      The Company's fiscal year now ends the last Sunday in December. There were 52 weeks in fiscal 1999, 1998 and 1997.

      Cash and Cash Equivalents

      All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      Property and Equipment

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

      Intangibles

      Intangible assets consist principally of goodwill, which is the excess purchase price over the fair value of the assets of businesses acquired. Intangible assets are amortized on a straight-line basis over their estimated useful lives, not exceeding 15 years. Intangibles net of amortization of $406 was $5,449 for the fiscal year ended 1999.

      Accounting for Long-Lived Assets

      On a periodic basis or whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

      Earnings Per Share Calculation

      In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share"("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the 1999 and 1998 computations of diluted earnings per share since the result would be anti-dilutive. Potentially dilutive securities for the 1997 computation of diluted earnings per share consist of options for 468,062 shares and Series C Convertible Preferred Stock for 1,945,625 shares. Series B Preferred Stock was excluded from the 1997 calculation since the result would be anti-dilutive.

      Revenue Recognition

      The Company records revenue for hospital services, in accordance with contractual terms. Revenues for other sterilization services are recorded upon the completion of processing and/or shipment.

      Concentration of Credit Risk

      Trade receivables arise from long-term and short-term contracts with healthcare providers. To reduce credit risk, the Company performs credit evaluations of its customers but does not generally require collateral. Credit risk is affected by conditions within the economy and the healthcare industry. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      For the fiscal year ended December 26, 1999, 10 customers represented approximately 50% of the accounts receivable balance, as compared with seven customers representing approximately 50% of the accounts receivable balance, for the fiscal year ended December 31, 1998. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

      Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Use of Estimates

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

      Reclassifications

      Certain items in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation of the financial statements.

4.    Prepaid Expenses and Other Assets

      The composition of prepaids and other assets is as follows:

                                                       1999          1998

      Consumables and supplies                        $  807        $   55
      Other receivables                                  204             4
      Other                                              132           266
                                                      ------        ------

      Total                                           $1,143        $  325
                                                      ======        ======

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

5.    Property and Equipment

      The composition of property and equipment is as follows:

                                                          1999       1998

      Surgical instruments and gowns                    $18,133    $ 7,484
      Containers                                          1,764      1,394
      Machinery and equipment                             5,341      2,339
      Leasehold improvements                              1,802        598
      Furniture and fixtures                                685        287
                                                        -------    -------

                                                         27,725     12,102
      Accumulated depreciation and amortization           8,494      5,821
                                                        -------    -------

                                                        $19,231    $ 6,281
                                                        =======    =======

      Depreciation and amortization expense for the years ended December 26, 1999, December 31, 1998 and December 31, 1997 was $2,940, $705 and $682,
      respectively.

      The composition of assets recorded under capital leases is as follows:

                                                        1999          1998

      Surgical instruments                            $3,232        $2,174
      Machinery and equipment                            685           685
      Containers                                         335           335
                                                      ------        ------

                                                       4,252         3,194

      Accumulated amortization                         1,118           487
                                                      ------        ------

                                                      $3,134        $2,707
                                                      ======        ======

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

6.    Accounts Payable and Accrued Expenses

      The composition of accounts payable and accrued expenses is as follows:

                                                           1999       1998

      Trade accounts payable                             $1,614     $  676
      Salary and other compensation benefits                848        468
      Sales and other taxes                                 475        127
      Professional fees                                     246         54
      Other                                                 279        287
                                                         ------     ------

      Total                                              $3,462     $1,612
                                                         ======     ======

7.    Employee Benefit Plans

      The Company has historically maintained a 401(k) defined contribution plan which allows participants to make contributions based on a percentage of their earnings. During the year employees of the Company became eligible to participate in a successor 401(k) plan with TFX. The TFX plan allows participants to make pretax contributions which are matched on a proportionate basis. The Company's contributions for the fiscal years ended December 26, 1999, December 31, 1998 and December 31, 1997 were approximately $81, $26 and $35, respectively.

8.    Income Taxes

      The provision for income taxes for the years ended December 26, 1999, December 31, 1998 and December 31, 1997, consisted of the following:

                                            1999         1998         1997

      Current:
          Federal                           $ --         $ --         $  7
          State                               --           --            3
                                            ----         ----         ----

                                              --           --           10
                                            ----         ----         ----

      Deferred:
          Federal                            176           --           --
          State                               21           --           --
                                            ----         ----         ----

                                            $197         $ --         $ --
                                            ----         ----         ----

                                            $197         $ --         $ 10
                                            ----         ----         ----

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                         1999     1998   1997

      Expected federal statutory tax rate (benefit)       35%    (35)%    35%
      State and local taxes, net                           4%     (6)%     5%
      Limitation (utilization) of net operating losses   (12)%    41%    (38)%
                                                         ---     ---     ---

      Effective tax rate                                  27%      0%      2%
                                                         ===     ===     ===

      Deferred income taxes reflect the net tax effects of temporary difference between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities is as follows:

                                                       1999         1998

      Deferred tax liability:
          Depreciation                               $  (826)     $  (323)
                                                     -------      -------

          Total deferred tax liability                  (826)        (323)

      Deferred tax asset:
          Net operating loss carryforwards             4,010        4,049
          Other                                          197          348
                                                     -------      -------

          Total deferred tax assets                    4,207        4,397

          Less:  Valuation allowance                  (3,381)      (4,074)
                                                     -------      -------

          Net deferred tax assets                    $    --      $    --
                                                     =======      =======


      Following the Company's acquisition of SSI and ESI from TFX in January 1999, the Company's taxable income will be included in the consolidated tax returns of TFX under a tax sharing arrangement. For purposes of these financial statements, income taxes have been determined and allocated to the Company on a separate return basis.

      The use of net operating loss carryforward generated by the Company prior to the 1999 acquisitions are subject to annual limitations imposed by the Internal Revenue Code. Accordingly, a significant portion of the net operating loss carryforwards generated in prior years will not be available to the Company because of changes in ownership occurring during 1999. Realization of the remaining deferred tax assets associated with the net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is risk that these operating loss carryforwards may expire unused, and, accordingly, has continued to maintain a valuation allowance equal to the net deferred tax asset amount.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      The Company's federal net operating loss carryforwards will expire in varying amounts from 2000 through 2013.

9.    Long-Term Debt

      The composition of long-term debt is as follows:

                                                                           1998

      Note payable to officer and shareholder, payable in annual installments of $50,000 with interest payable monthly at the
      prime rate (8.50% at December 31, 1998) plus 1%(a)                  $   50

      Note payable to commercial lender, due January 31, 2000 with interest payable monthly at the rate of 2% per annum over the
      prime rate (b)                                                       1,182

      Note payable to TFX, due January 3, 2000 with interest payable
      monthly at the rate of 8% per annum(c)                               1,300

      Note payable to Teleflex, due December 17, 2000 with interest
      payable monthly at the rate of 8% per annum(d)                         250
                                                                          ------

                                                                           2,782

      Less: Current maturities (all due to related parties)                   50
                                                                          ------

      Long-term debt                                                      $2,732
                                                                          ======

      (a) Repayment terms are restricted at a rate not to exceed 10% of the profits in any quarter and to be limited further by the Company's cash availability.

      (b) The agreement provides for a revolving collateralized line of credit up to $2,000. The line of credit is collateralized by substantially all assets of the Company. In October 1997, the agreement was modified and extended to January 31, 2000, and the advance rate on the Company's eligible Accounts Receivable was increased to 85% from the existing 75%. The interest rate on the facility was also changed to prime rate plus 2% (previously prime rate plus 3.5%). The agreement prohibits the payment of dividends on the shares of Common Stock. Average monthly borrowings under the revolving line of credit described above for the year ended December 26, 1999 amounted to $1,161, and the related weighted average interest rate was 9.85%. Maximum borrowings at any month end were $2,532 in 1999. The facility was not drawn upon at December 26, 1999.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      (c) In December 1998, the Company entered into a new loan agreement with TFX, a wholly owned subsidiary of Teleflex. The principal amount of the new loan totals $1,300 and bears interest at a fixed rate of 8 percent. The note was originally due and payable on January 3, 2000, but has now been refinanced under the Company's revolving credit facility with Teleflex. See Note 14.

      (d) In December 1998, the Company entered into a revolving loan account agreement with Teleflex. Under the agreement, Teleflex agreed to advance the Company up to $750 for no more than two years. Interest is charged on the unpaid principal balances at a fixed rate of 8 percent. The revolving loan account was refinanced under the Company's revolving credit facility with Teleflex. See Note 14.

      Interest paid during 1999, 1998 and 1997 was $527, $428, and $486, respectively.

10.   Obligations Under Capital Leases

      Future minimum payments as of December 26, 1999 under capital leases for property and equipment, including surgical instruments, are as follows:

      2000                                                          $1,059
      2001                                                             669
      2002                                                             447
      2003                                                              40
                                                                    ------

      Total minimum lease payments                                   2,215

      Less amount representing interest                                212
                                                                    ------

      Present value of minimum lease payment                         2,003

      Less current portion                                             919
                                                                    ------

                                                                    $1,084
                                                                    ======

11.   Common and Preferred Stock

      On January 8, 1997, TFX, a wholly owned subsidiary of Teleflex, a diversified publicly held company, purchased the Series B and Series C Convertible Preferred Stock from the previous owners of such stock. This Series B Convertible Preferred Stock is convertible at the option of the holder into Common Stock or cash, at $2.00 per share maturing December 31, 1999. Dividends accrue on the Series B Convertible Preferred Stock at the rate of 8% per year. These dividends may be paid in cash or accrued at the option of the Company. If not paid, accrued dividends are added to the face amount of the Series B Convertible Preferred Stock at the time of conversion. In January 1999, TFX converted the face amount of the Series B Convertible Preferred Stock into 975,095 shares of Common Stock.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      The Series C Convertible Preferred Stock is automatically convertible at $1.00 per share into 1,945,625 shares of Common Stock on December 30, 2004, or earlier at the option of the holder. There are no dividends payable nor accrued on the Series C Convertible Preferred Stock. There are no dividends payable nor accrued on the Series C Convertible Preferred Stock. In January 1999, TFX converted the Series C Convertible Preferred Stock into 1,945,625 shares of Common Stock.

      In February 1997, the Company issued an additional 150,000 shares of its Common Stock to TFX for $2.00 per share. The shares were used to reduce amounts payable to another subsidiary of Teleflex, incurred for surgical instrument purchases.

      In January 1999, the Company increased the number of shares of authorized Common Stock, par value $.01 per share from 10,0000,000 shares to 30,000,000 shares, and issued 13,400,000 shares of Common Stock to TFX in connection with an acquisition. See Note 2.

12.   Common Stock Warrants

      From time to time, the Company has issued Common Stock warrants to directors, lending institutions, and other third parties. At December 26, 1999, the Company had aggregate warrants outstanding to purchase 1,675,000 shares of Common Stock at a price between $1.38 and $2.00 per share with expiration dates through December 2005.

13.   Stock Option Plan

      On September 29, 1994, the Board of Directors approved the 1994 Stock Option Plan and authorized the issuance of up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non-Qualified Stock Options which may be granted pursuant to the Plan. The Plan was approved by the shareholders at a meeting held on July 20, 1995. In 1996, the Board of Directors authorized another 500,000 shares of Common Stock to be issued under the 1996 Plan, which was approved by shareholders on May 25, 1996.

      Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five
      (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's Common Stock on the date granted (110% in the case of 10% shareholders). At December 26, 1999, Incentive Stock Options for an aggregate of 444,670 shares of Common Stock at exercise prices ranging from $.69 to $1.28 were outstanding.

      Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees. The exercise price is not limited and may be below the fair market value of the Company's Common Stock on the date of grant. At December 26, 1999, Non-Qualified Stock Options for an aggregate of 685,000 shares of Common Stock at exercise prices ranging from $0.69 to $1.50 were outstanding.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      The Company applies the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation," continuing to measure compensation cost in accordance with APB 25 " Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's pro forma net income (loss) and earnings per share for the years ended December 26, 1999, December 31, 1998 and December 31, 1997 would have been:

                                                         1999     1998      1997

      Net income (loss) attributable to common          $ 521   $(1,470)   $ 504
        shareholders as reported

      Pro forma income (loss)                           $ 400   $(1,491)   $ 368

      Earnings per Common share as reported - Diluted   $0.02   $ (0.46)   $0.09

      Pro forma Earnings per share - Diluted            $0.02   $ (0.46)   $0.07

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; no dividend yield; expected volatility of 90%; risk-free interest rate of 5.65% to 6.61%: and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      A summary of the status of the Company's stock option plans as of December 26, 1999 and December 31, 1998, and changes during the years ended on those dates is presented below.

                                                     1999                  1998
                                             --------------------  ---------------------
                                                         Weighted               Weighted
                                                         Average                Average
                                                         Exercise               Exercise
                                              Options     Price     Options      Price

      Outstanding at beginning of year       1,155,670    $ .87    1,229,420    $  .88

      Granted                                  385,000      .91       30,000      1.00
      Exercised                                     --       --           --        --
      Canceled                                (411,000)     .96     (103,750)     1.02
                                            ----------             ---------

      Outstanding at end of year             1,129,670      .85    1,155,670      0.87
                                            ==========             =========

      Options exercisable at end of year       847,670             1,075,753
                                            ==========             =========

      Weighted average fair value of
          options granted during the year   $      .51             $     .72


      The following table summarizes information about stock options outstanding at December 26, 1999:

                                    Weighted
                                     Average    Weighted                Weighted
         Ranges of                  Remaining   Average                 Average
         Exercise      Options     Contractual  Exercise    Options     Exercise
          Prices     Outstanding      Life       Prices   Exercisable   Prices

           $0.69       152,000         10         $0.69          --         --
       $.74 to $.75    634,500          5          0.74     634,500      $0.74
           $1.00        30,000          9          1.00      30,000       1.00
           $1.06       214,670          8          1.06      84,670       1.06
           $1.28        68,500          8          1.28      68,500       1.28
           $1.50        30,000          8          1.50      30,000       1.50
      -------------  ---------      --------      -----     -------      -----
      $.69 to $1.50  1,129,670          7         $0.85     847,670      $0.85

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

14.   Related Party Transactions

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pilling Weck, a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling Weck are made on commercial terms. Instrument purchases from Pilling Weck, including instruments financed under capital lease obligations, for the years ended December 26, 1999, December 31, 1998 and December 31, 1997, were approximately $969, $556, and $701, respectively.

      In connection with the Company's January 1999 acquisition of ESI and SSI from TFX, the Company assumed approximately $6,500 of financing from Teleflex. In addition, the Company has entered into a new revolving credit facility with Teleflex. The agreement, the terms of which will be reviewed annually beginning March 2002, provides the Company up to $15,000 of unsecured financing. Interest under the new agreement will be payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 1999 at a fixed rate of 8 percent, amounting to $649, $29 and $44 for the years ended December 26, 1999, December 31, 1998 and December 31, 1997, respectively.

      Teleflex also charged the Company fees for executive management, legal, treasury, tax and other financial services. Fees of $350 were charged for the year ended December 26, 1999.

      See Notes 6, 8 and 9 for other related party transactions.

15.   Commitments and Contingencies:

      Minimum annual rental commitments for non-cancelable operating leases, principally for the Company's off-site sterilization facilities, at December 26, 1999 are as follows:

      2000                                                          $1,812
      2001                                                           1,284
      2002                                                           1,055
      2003                                                             373
      2004                                                             187
      Thereafter                                                       162
                                                                    ------

                                                                    $4,873
                                                                    ======

      Rent expense net of sublease income of approximately $293 and $86, was approximately $1,521, $389 and $475 for the years ended December 26, 1999, December 31, 1998 and December 31, 1997, respectively.