Form 10-Q
period 2000-03-26
SSI SURGICAL SERVICES INC
filed 2000-05-10
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 26, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to
      ___________________

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

                                      None
      (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

      Number of shares outstanding of each of the issuer's classes of common stock, as of March 26, 2000:

           Common Stock, $.01 Par Value 19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
                        Three Months Ended March 26, 2000

                                                                            Page

Part I Financial Information:

      Condensed Consolidated Balance Sheets as of March 26, 2000 and
        December 26, 1999                                                      3

      Condensed Consolidated Statements of Operations for the three
        months ended March 26, 2000 and March 28, 1999                         4

      Condensed Consolidated Statements of Cash Flows for the three
        months ended March 26, 2000 and March 28, 1999                         5

      Notes to the Condensed Consolidated Financial Statements                 6

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7-8

Part II Other Information:

      Item 6. Exhibits and Reports on Form 8-K                                 9
      Signatures                                                               9

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                       March 26,
                                                         2000       December 26,
                                                      (Unaudited)      1999
                                                      -----------   ------------
                        Assets
Current Assets:
 Cash and cash equivalents                                 $    243    $    254
 Accounts receivable less allowance for doubtful
 accounts of $466 and $407                                    6,396       7,470
 Prepaid expenses and other assets                            1,051       1,143
                                                           --------    --------
    Total Current Assets                                      7,690       8,867

Property and equipment, net                                  19,409      19,231
Intangibles and other assets                                  5,488       5,589
                                                           --------    --------

    Total Assets                                           $ 32,587    $ 33,687
                                                           ========    ========

         Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses                     $  3,019    $  3,462
 Current portion of obligations under capital leases            898         919
                                                           --------    --------
    Total Current Liabilities                                 3,917       4,381

Obligations under capital leases                                812       1,084
Payable to affiliates                                        13,824      13,750
                                                           --------    --------
    Total Liabilities                                        18,553      19,215

Shareholders' equity:
 Common Stock                                              $    195    $    195
 Additional paid-in capital                                  23,019      23,019
 Accumulated deficit                                         (9,180)     (8,742)
                                                           --------    --------
    Total Shareholders' equity                               14,034      14,472
                                                           --------    --------

    Total liabilities and shareholders' equity             $ 32,587    $ 33,687
                                                           ========    ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in Thousands, except per share)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                     March 26,         March 28,
                                                       2000              1999
                                                    ----------        ----------

Net revenues                                        $  7,699           $ 7,715

Cost of revenues                                       6,657             6,251
Selling, general and administrative                    1,324               970
Interest                                                 391               162
                                                    --------           -------
   Total costs and expenses                            8,372             7,383

Income (loss) before income taxes                       (673)              332
Income taxes (benefit)                                  (235)              106
                                                    --------           -------

Net income (loss)                                   $   (438)          $   226
                                                    ========           =======

Earnings (loss) per common share - basic            $   (.02)          $   .01
                                                    ========           =======

Earnings (loss) per common share - diluted          $   (.02)          $   .01
                                                    ========           =======

Weighted average common shares                        19,491            19,491
                                                    ========           =======

Weighted average dilutive common shares               19,491            19,491
                                                    ========           =======

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                     March 26,   March 28,
                                                                       2000        1999
                                                                     -------      -----
Cash flows from operating activities:
  Net income (loss)                                                  $  (438)      $ 226
  Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
          Depreciation and amortization                                  950         925
          Changes in operating assets and liabilities:
              Accounts receivable                                      1,074         202
              Prepaid expenses and other assets                           92        (134)
              Accounts payable and accrued liabilities                  (443)       (622)
                                                                     -------       -----

                      Net cash provided by operating activities        1,235         597
                                                                     -------       -----

Cash flows for investing activities:
  Net purchase of property and equipment                              (1,027)       (940)
                                                                     -------       -----

                      Net cash used by investing activities           (1,027)       (940)
                                                                     -------       -----

Cash flows from financing activities:
  Repayments of long-term debt                                            --          75
  Repayments under capital lease obligations                            (293)         14
  Net borrowings from affiliates                                          74         372
                                                                     -------       -----

                      Net cash provided by financing activities         (219)        461
                                                                     -------       -----

Increase (decrease) in cash and cash equivalents                         (11)        118

Cash and cash equivalents at beginning of period                         254          57
                                                                     -------       -----

Cash and cash equivalents at end of period                           $   243       $ 175
                                                                     =======       =====

                 See Notes to Condensed Consolidated Statements.

Notes to the Condensed Consolidated Financial Statements

NOTE 1

      The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10K. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

NOTE 2

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the calculation of earnings per share for the quarters ended March 26, 2000 and March 28, 1999, because the effect would be antidilutive.

NOTE 3

      Certain items in the 1999 financial statements have been reclassified to conform with the 2000 presentation of the financial statements.

         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                    (Dollars in Thousands, except per share)

Results of Operations

      Revenues for the three months ended March 26, 2000 remained unchanged at $7,699 compared to $7,715 for the three months ended March 28, 1999. Additional revenues from new customers and increased revenues from existing customers were offset by revenues lost resulting from the non-renewal and cancellation of contracts.

      Gross profit, defined as revenues less cost of revenues, decreased to $1,042 or 13.5% for the three months ended March 26, 2000 compared with $1,464 or 19.0% for the three months ended March 28, 1999. The decline was due to an increase in operating expenses. Contract pricing was not raised in an effort to maintain market share.

      Selling, general and administrative expenses increased by $354 to $1,324 for the three months ended March 26, 2000 compared to $970 for the three months ended March 28, 1999. The increase was primarily the result of investments in infrastructure, information systems and sales force development.

      Interest expense increased by $229 to $391 for the three months ended March 26, 2000 compared to $162 for the three months ended March 28, 1999. This increase was the result of increased borrowings from affiliates and an increase in average interest rates to approximately 9.8% in the first quarter of 2000, compared to approximately 8% in the first quarter of 1999.

      Net loss for the three months ended March 26, 2000 was $438 compared to net income of $226 for the three months ended March 28, 1999. Basic and diluted earnings per share in the three months ended March 26, 2000 represented a net loss per share of $0.02, compared to a net earnings per share of $0.01 in the three months ended March 28, 1999.

Liquidity and Capital Resources

      Current assets decreased $1,177 to $7,690 at March 26, 2000 from $8,867 at December 26, 1999. The Company had working capital of approximately $3,773 at March 26, 2000, compared to working capital of approximately $4,486 at December 26, 1999. The decrease in the Company's current assets and working capital at March 26, 2000 compared to December 26, 1999 was primarily the result of a reduction in accounts receivable.

      The Company continues to purchase surgical instruments and linen products as required to support increases in business and adequately service existing customers. In April 2000, the Company signed a ten-year lease for an approximately 26,000 square foot property, for relocation of the McGaw Park, Illinois facility. In May 2000, the Company signed a ten-year lease extension for its Syosset, NY facility. Commitments under these operating leases aggregate approximately $7,700. The Company also expects to invest approximately $1,700 in leasehold improvements and equipment to relocate and expand the McGaw Park facility. Funding for these initiatives is expected to be provided by Teleflex, Incorporated.

      The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet future working capital and capital expenditure requirements. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements relating to the sufficiency of funds for the Company's future working capital requirements; the Company's expectation that future cash flow will continue to be provided from operations; and the Company's present belief that inflation will not have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 6. Exhibits and Reports on Form 8-K

      (a) Reports on form 8-K.

      No reports on form 8-K were filed during the quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2000                            SSI SURGICAL SERVICES, INC.


                                        By:  /s/ Michael D. Klein
                                            ------------------------------------
                                                   Michael D. Klein
                                           President and Chief Executive Officer


                                        By:  /s/ Paul A. D'Alesio
                                            ------------------------------------
                                                   Paul A. D'Alesio
                                             Treasurer, Chief Financial Officer