Form 10-Q
period 2000-06-25
SSI SURGICAL SERVICES INC
filed 2000-08-09
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 25, 2000

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Number of shares outstanding of each of the issuer's classes of common stock, as of June 25, 2000:

        Common Stock, $.01 Par Value        19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
                 Three Months and Six Months Ended June 25, 2000

                                                                           Page

Part I Financial Information:

         Condensed Consolidated Balance Sheets as of June 25, 2000
           and December 26, 1999
         Condensed Consolidated Statements of Operations for the three
           months and six months ended June 25, 2000 and June 27, 1999        4
         Condensed Consolidated Statements of Cash Flows for the three
           months and six months ended June  25, 2000 and June 27, 1999       5
         Notes to the Condensed Consolidated Financial Statements             6
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7-8

Part II Other Information:

         Item 6. Exhibits and Reports on Form 8-K                             9
         Signatures                                                           9

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                                June 25,
                                                                  2000       December 26,
                                                              (Unaudited)        1999
                                                              ------------   ------------
                              Assets
Current Assets:
  Cash and cash equivalents                                     $    202       $    254
  Accounts receivable less allowance for doubtful accounts
       of $496 and $407                                            6,414          7,470
  Prepaid expenses and other assets                                1,280          1,143
                                                                --------       --------
     Total Current Assets                                          7,896          8,867

Property and equipment, net                                       20,344         19,231
Intangibles and other assets                                       5,407          5,589
                                                                --------       --------
     Total Assets                                               $ 33,647       $ 33,687
                                                                ========       ========
               Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                         $  3,570       $  3,462
  Current portion of obligations under capital leases                826            919
                                                                --------       --------
     Total Current Liabilities                                     4,396          4,381

Obligations under capital leases                                     663          1,084
Payable to affiliates                                             14,999         13,750
                                                                --------       --------
     Total Liabilities                                            20,058         19,215

Shareholders' equity:
  Common Stock                                                  $    195       $    195
  Additional paid-in capital                                      23,019         23,019
  Accumulated deficit                                             (9,625)        (8,742)
                                                                --------       --------
     Total Shareholders' equity                                   13,589         14,472
                                                                --------       --------

     Total liabilities and shareholders' equity                 $ 33,647       $ 33,687
                                                                ========       ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in Thousands, except per share)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                Three Months Ended        Six Months Ended
                                              ---------------------    ---------------------
                                              June 25,     June 27,     June 25,    June 27,
                                                2000        1999         2000         1999
                                              --------     --------    --------     --------
Net revenues                                  $  7,983     $  7,747    $ 15,682     $ 15,462

Cost of revenues                                 6,747        6,489      13,307       12,740
Selling, general and administrative              1,514          702       2,935        1,672
Interest                                           405          171         796          333
                                              --------     --------    --------     --------
    Total costs and expenses                     8,666        7,362      17,038       14,745

Income (loss) before income taxes                 (683)         385      (1,356)         717
Income taxes (benefit)                            (238)         125        (473)         231
                                              --------     --------    --------     --------

Net income (loss)                             $   (445)    $    260    $   (883)         486
                                              --------     --------    --------     --------

Earnings (loss) per common share - basic      $   (.02)    $    .01    $   (.05)         .02
                                              --------     --------    --------     --------

Earnings (loss) per common share - diluted    $   (.02)    $    .01    $   (.05)         .02
                                              --------     --------    --------     --------

Weighted average common shares                  19,491       19,491      19,491       19,491
                                              --------     --------    --------     --------

Weighted average dilutive common shares         19,491       19,491      19,491       19,491
                                              --------     --------    --------     --------

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                     ----------------------
                                                                      June 25,     June 27,
                                                                        2000         1999
                                                                     ---------     --------
Cash flows from operating activities:
  Net income (loss)                                                  $  (883)      $   486
  Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
          Depreciation and amortization                                2,146         2,011
          Changes in operating assets and liabilities:
              Accounts receivable                                      1,056          (252)
              Prepaid expenses and other assets                         (158)         (381)
              Accounts payable and accrued liabilities                   108           714
                                                                     -------       -------

                      Net cash provided by operating activities        2,269         2,578
                                                                     -------       -------
Cash flows for investing activities:
  Net purchase of property and equipment                              (3,056)       (2,213)
                                                                     -------       -------

                      Net cash used by investing activities           (3,056)       (2,213)
                                                                     -------       -------

Cash flows from financing activities:
  Repayments of long-term debt                                            --          (129)
  Repayments under capital lease obligations                            (514)         (304)
  Net borrowings from affiliates                                       1,249            21
                                                                     -------       -------

                      Net cash provided by financing activities          735          (412)
                                                                     -------       -------

Increase (decrease) in cash and cash equivalents                         (52)          (47)

Cash and cash equivalents at beginning of period                         254            57
                                                                     -------       -------

Cash and cash equivalents at end of period                           $   202       $    10
                                                                     =======       =======

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

NOTE 2

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the calculation of earnings per share for the three and six months ended June 25, 2000 and June 27, 1999, because the effect would be antidilutive.

NOTE 3

      Certain items in the 1999 financial statements have been reclassified to conform with the 2000 presentation of the financial statements.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                    (Dollars in Thousands, except per share)

Results of Operations

      Revenues for the three months ended June 25, 2000 increased by $236 to $7,983 compared to $7,747 for the three months ended June 27, 1999. Revenues for the six months ended June 25, 2000 increased by $220 to $15,682 compared to $15,462 for the six months ended June 27, 1999. This increase is attributed to additional revenues from new customers and increased revenues from existing customers.

      Gross profit, defined as revenues less cost of revenues, decreased to $1,236 or 15.5% for the three months ended June 25, 2000 compared with $1,258 or 16.2% for the three months ended June 27, 1999. Gross profit decreased to $2,375 or 15.1% for the six months ended June 25, 2000 compared with $2,722 or 17.6% for the six months ended June 27, 1999. The decline was due to an increase in operating expenses. Contract pricing was not raised in an effort to maintain market share.

      Selling, general and administrative expenses increased by $812 to $1,514 for the three months ended June 25, 2000 compared to $702 for the three months ended June 27, 1999. Selling, general and administrative expenses increased by $1,263 to $2,935 for the six months ended June 25, 2000 compared to $1,672 for the six months ended June 27, 1999. The increase was primarily the result of investments in infrastructure, information systems and sales force development.

      Interest expense increased by $234 to $405 for the three months ended June 25, 2000 compared to $171 for the three months ended June 27, 1999. Interest expense increased by $463 to $796 for the six months ended June 25, 2000 compared to $333 for the six months ended June 27, 1999. This increase was the result of increased borrowings from affiliates and an increase in average interest rates to approximately 10.5% and 10.2% for the three and six months ended June 25, 2000, respectively compared to approximately 8.0% for the three and six months ended June 27, 1999.

      Net loss for the three months ended June 25, 2000 was $445 compared to net income of $260 for the three months ended June 27, 1999. Net loss for the six months ended June 25, 2000 was $883 compared to net income of $486 for the six months ended June 27, 1999. Basic and diluted earnings per share in the three months ended June 25, 2000 represented a net loss per share of $0.02, compared to a net earnings per share of $0.01 in the three months ended June 27, 1999. Basic and diluted earnings per share in the six months ended June 25, 2000 represented a net loss per share of $0.05, compared to a net earnings per share of $0.02 in the six months ended June 27, 1999.

Significant Management Changes

      Effective July 28, 2000, the Company's President and Chief Executive Officer, Michael D. Klein, resigned to pursue other interests. Effective August 4, 2000, Todd Riddell, formerly Executive Vice President and Chief Operating Officer of the Company, was elected President and Chief Operating Officer of the Company.

Liquidity and Capital Resources

      Current assets decreased $971 to $7,896 at June 25, 2000 from $8,867 at December 26, 1999. The Company had working capital of $3,500 at June 25, 2000, compared to working capital of $4,486 at December 26, 1999. The decrease in the Company's current assets and working capital at June 25, 2000 compared to December 26, 1999 was primarily the result of a reduction in accounts receivable.

      The Company continues to purchase surgical instruments and linen products as required to support increases in business and adequately service existing customers. In April 2000, the Company signed a ten-year lease for an approximately 26,000 square foot property, for relocation of the McGaw Park, Illinois facility. In May 2000, the Company signed a ten-year lease extension for its Syosset, NY facility. Commitments under these operating leases aggregate approximately $7,700. The Company also expects to invest approximately $1,700 in leasehold improvements and equipment to relocate and expand the McGaw Park facility, of which approximately $400 has been spent as of June 25, 2000. Funding for these initiatives is expected to be provided by Teleflex, Incorporated.

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

August 8, 2000                      SSI SURGICAL SERVICES, INC.


                                    By: /s/ Todd Riddell
                                    -------------------------------------

                                               Todd Riddell
                                    President and Chief Operating Officer


                                    By: /s/ Paul A. D'Alesio
                                    -------------------------------------

                                               Paul A. D'Alesio
                                    Treasurer and Chief Financial Officer