Form 10-Q
period 2000-09-24
SSI SURGICAL SERVICES INC
filed 2000-11-08
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 24, 2000

                                       or

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

      Number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2000:

         Common Stock, $.01 Par Value    19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
              Three Months and Nine Months Ended September 24, 2000

                                                                          Page

Part I.   Financial Information:

      Condensed Consolidated Balance Sheets as of September 24, 2000
        and December 26, 1999                                               3
      Condensed Consolidated Statements of Operations for the three months and nine months ended September 24, 2000
        and September 26, 1999                                              4
      Condensed Consolidated Statements of Cash Flows for the nine
        months ended September 24, 2000 and September 26, 1999              5
      Notes to the Condensed Consolidated Financial Statements              6
      Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7-8

Part II. Other Information:

      Item 6. Exhibits and Reports on Form 8-K                              9
      Signatures                                                            9

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                     September 24,
                                                         2000       December 26,
                                                      (Unaudited)       1999
                                                     -------------  ------------
                    Assets
Current Assets:
 Cash and cash equivalents                              $     98      $    254
 Accounts receivable less allowance for
 doubtful accounts of $442 and $407                        7,703         7,470
 Prepaid expenses and other assets                         1,414         1,143
                                                        --------      --------
   Total Current Assets                                    9,215         8,867

Property and equipment, net                               21,972        19,231
Intangibles and other assets                               5,145         5,589
                                                        --------      --------

   Total Assets                                         $ 36,332      $ 33,687
                                                        ========      ========

     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses                  $  2,882      $  3,462
 Current portion of obligations under
     capital leases                                          725           919
                                                        --------      --------
   Total Current Liabilities                               3,607         4,381

Obligations under capital leases                             504         1,084
Payable to affiliates                                     19,206        13,750
                                                        --------      --------
   Total Liabilities                                      23,317        19,215

Shareholders' equity:
 Common Stock                                           $    195      $    195
 Additional paid-in capital                               23,019        23,019
 Accumulated deficit                                     (10,199)       (8,742)
                                                        --------      --------
   Total Shareholders' equity                             13,015        14,472
                                                        --------      --------

   Total liabilities and shareholders' equity           $ 36,332      $ 33,687
                                                        ========      ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in thousands, except per share)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                       Three Months Ended           Nine Months Ended
                                  ----------------------------  ----------------------------
                                  September 24,  September 26,  September 24,  September 26,
                                      2000           1999           2000           1999
                                  -------------  -------------  -------------  -------------

Net revenues                        $  7,741       $  7,518       $ 23,423       $ 22,980

Cost of revenues                       6,510          6,397         19,817         19,137
Selling, general and
   administrative                      1,634            936          4,569          2,608
Interest                                 487            283          1,283            616
                                    --------       --------       --------       --------
   Total costs and expenses            8,631          7,616         25,669         22,361

Income (loss) before income
   taxes                                (890)           (98)        (2,246)           619
Income taxes (benefit)                  (316)           (32)          (789)           199
                                    --------       --------       --------       --------

Net income (loss)                   $   (574)      $    (66)      $ (1,457)           420
                                    ========       ========       ========       ========

Earnings (loss) per
       common share - basic         $   (.03)      $     --       $   (.07)           .02
                                    ========       ========       ========       ========

Earnings (loss) per
       common share - diluted       $   (.03)      $     --       $   (.07)           .02
                                    ========       ========       ========       ========

Weighted average common shares        19,491         19,491         19,491         19,491
                                    ========       ========       ========       ========

Weighted average dilutive
        common shares                 19,491         19,491         19,491         19,491
                                    ========       ========       ========       ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                  ----------------------------
                                                                  September 24,  September 24,
                                                                      2000          1999
                                                                  -------------  -------------

Cash flows from operating activities:
  Net income (loss)                                                  $(1,457)      $   420
  Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
          Depreciation and amortization                                3,099         2,784
          Changes in operating assets and liabilities:
              Accounts receivable                                       (233)       (1,625)
              Prepaid expenses and other assets                         (131)         (869)
              Accounts payable and accrued liabilities                  (580)          354
                                                                     -------       -------

                      Net cash provided by operating activities          698         1,064
                                                                     -------       -------

Cash flows for investing activities:
  Net purchase of property and equipment                              (5,536)       (3,503)
                                                                     -------       -------

                      Net cash used by investing activities           (5,536)       (3,503)
                                                                     -------       -------

Cash flows from financing activities:
  Repayments of long-term debt                                            --          (347)
  Repayments under capital lease obligations                            (774)         (648)
  Net borrowings from affiliates                                       5,456         3,509
                                                                     -------       -------

                      Net cash provided by financing activities        4,682         2,514
                                                                     -------       -------

Increase (decrease) in cash and cash equivalents                        (156)           75

Cash and cash equivalents at beginning of period                         254            57
                                                                     -------       -------

Cash and cash equivalents at end of period                           $    98       $   132
                                                                     =======       =======

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.

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

NOTE 2

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the calculation of earnings per share for the three and nine months ended September 24, 2000 and September 26, 1999, because the effect would be antidilutive.

NOTE 3

      Certain items in the 1999 financial statements have been reclassified to conform with the 2000 presentation of the financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                    (Dollars in thousands, except per share)

Results of Operations

      Revenues for the three months ended September 24, 2000 increased by $223 to $7,741 compared to $7,518 for the three months ended September 26, 1999. Revenues for the nine months ended September 24, 2000 increased by $443 to $23,423 compared to $22,980 for the nine months ended September 26, 1999. This increase is attributed to additional revenues from new customers and increased revenues from existing customers.

      Gross profit, defined as revenues less cost of revenues, increased to $1,231 or 15.9% for the three months ended September 24, 2000 compared with $1,121 or 14.9% for the three months ended September 26, 1999. Gross profit decreased to $3,606 or 15.4% for the nine months ended September 24, 2000 compared with $3,843 or 16.7% for the nine months ended September 26, 1999. The decline in the nine months was due to an increase in operating expenses. Contract pricing was not raised in an effort to maintain market share.

      Selling, general and administrative expenses increased by $698 to $1,634 for the three months ended September 24, 2000 compared to $936 for the three months ended September 26, 1999. Selling, general and administrative expenses increased by $1,961 to $4,569 for the nine months ended September 24, 2000 compared to $2,608 for the nine months ended September 26, 1999. The increase was primarily the result of investments in infrastructure and sales force development.

      Interest expense increased by $204 to $487 for the three months ended September 24, 2000 compared to $283 for the three months ended September 26, 1999. Interest expense increased by $667 to $1,283 for the nine months ended September 24, 2000 compared to $616 for the nine months ended September 26, 1999. This increase was the result of increased borrowings from affiliates and an increase in average interest rates to approximately 10.75% and 10.4% for the three and nine months ended September 24, 2000, respectively compared to approximately 8.0% for the three and nine months ended September 26, 1999.

      Net loss for the three months ended September 24, 2000 was $574 compared to net loss of $66 for the three months ended September 26, 1999. Net loss for the nine months ended September 24, 2000 was $1,457 compared to net income of $420 for the nine months ended September 26, 1999. Basic and diluted earnings per share in the three months ended September 24, 2000 represented a net loss per share of $.03, compared to net earnings per share of nil in the three months ended September 26, 1999. Basic and diluted earnings per share in the nine months ended September 24, 2000 represented a net loss per share of $.07, compared to net earnings per share of $.02 in the nine months ended September 26, 1999.

Liquidity and Capital Resources

      Current assets increased $348 to $9,215 at September 24, 2000 from $8,867 at December 26, 1999, due primarily to higher accounts receivable and prepaid expenses, partially offset by lower cash. The Company had working capital of $5,608 at September 24, 2000, compared to working capital of $4,486 at December 26, 1999.

The increase in the Company's working capital at September 24, 2000 compared to December 26, 1999 was the result of the increase in current assets and a reduction in accounts payable and accrued expenses.

      The Company continues to purchase surgical instruments and linen products as required to support increases in business and adequately service existing customers. In April 2000, the Company signed a ten-year lease for an approximately 26,000 square foot property, for relocation of the McGaw Park, Illinois facility. The Company has invested approximately $1,700 in leasehold improvements and equipment to complete the relocation and expansion of this facility.

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

November 7, 2000                       SSI SURGICAL SERVICES, INC.


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