Form 10-K
period 2000-12-31
SSI SURGICAL SERVICES INC
filed 2001-04-02
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 16, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $825,383, based on the average bid and asked price of the registrant's Common Stock on March 16, 2001 as reported on the Nasdaq Bulletin Board System.

      The registrant had 19,491,216 Common Shares outstanding as of March 16, 2001.

================================================================================

Item 1. Description of Business

Overview

      SSI Surgical Services, Inc. ("Surgical Services" or the "Company") is a healthcare services company focused on providing surgical support services to hospitals and surgery centers throughout the United States. SSI Surgical Services, Inc. (OTCBB, SGSI.OB) is approximately 84.5% owned by TFX Equities Incorporated (TFX), a wholly owned subsidiary of Teleflex Incorporated (Teleflex), a Fortune 1000 company with headquarters in Plymouth Meeting, Pennsylvania.

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

On Site Services

      The Company provides customers specialty instrument management programs that focus on minimally invasive surgical procedures (endoscopic services). The Company has a variety of service programs to meet customer demand. Surgical Services assigns trained service technicians to each customer hospital. The service technician is responsible for assisting with the operating room set-up prior to the start of the designated case, and remains on-site to serve as a technical expert available to respond to questions from the surgical staff regarding the proper use of the products and video systems supplied by the Company. At the completion of the case, the technician decontaminates and reprocesses the company's instruments and performs quality assurance checks on the instruments to validate their readiness for the next procedure. The Company manages all repairs, refurbishing, reprocessing and replacement costs associated with the provided products.

      The Company offers services for general surgery, gynecology, urology, ENT, orthopedics, plastic surgery, thoracic surgery and cardiovascular surgery. The related instrument sets can be basic, containing only instrumentation, or increasingly complex, to include scopes, video equipment and other accessories. By using high quality reusable instruments that are properly managed by trained technicians and a selection of disposable products, the Company delivers higher quality products billed on a per procedure basis, thus providing a basis for potentially reducing hospital costs.

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

      This business currently operates six industrial reprocessing facilities that can sterilize, package, reassemble, decontaminate and deliver to customers on a daily basis. The Company provides Instrument Sets for operating room and labor and delivery room procedures, such as gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage.

      The Company also packages its reusable textiles (surgical gowns and towels) in a variety of packs to meet customers' needs. The reusable textiles are cleaned, inspected, sterilized, and delivered to the hospital. The Company offers a reprocessing service that utilizes state-of-the-art products such as GORE(R) Surgical Barrier Fabric (GORE is a trademark of W.L. Gore & Associates, Inc.), a surgical barrier fabric for gowns that is liquidproof and a series of one-ply and two-ply gowns that are liquid resistant. All of the gown materials are technologically advanced for comfort.

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

      The Company has competition for its off-site reprocessing facilities in most of its markets. Surgical Express, previously Sterile Recoveries, Inc. and Angelica Corporation now compete with the Company. Substantial know-how and capital intensive barriers continue to limit competitive interest.

      The Company's principal competition for its on-site management programs is the hospitals' in-house departments. In addition, on-site services are offered by several local and regional service companies as well as large corporations such as Allegiance, who now competes with several on-site service offerings that include: instrument processing, consulting, department management, staffing, training, and endoscopy services. The Company is recognized as one of the the only service providers to offer the full service continuum and a flexible service offering. It provides customized solutions that includes both on-site and off-site management programs for individual hospitals and healthcare delivery networks.

Customers

      The Company markets and sells services to acute care hospitals, and stand-alone surgery centers in 17 states domestically. Customers have been attracted to the Company because of its quality of service, comprehensive service offering and cost reduction opportunities. The Company provides services directly to the customer, thereby eliminating a third party to intervene on its behalf. Customers become interested in the Company's service menu due to the following:

      1.)   Savings from reusable versus disposable products
      2.)   Savings on reduced inventory requirements
      3.)   Savings from outside management of processes
      4.)   Added efficiencies by having trained technicians on site
      5.)   Upgrade to premium equipment and instruments
      6.)   Improved staff and physician satisfaction
      7.)   Capital avoidance
      8.)   The ability to convert non-productive space to revenue generating space
      9.)   Elimination of repair and maintenance costs

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

      The Company's sales cycle for new customers is typically between three to twelve months from the first contact. The sales cycle entails significant lead times in most institutions due to existing agreements with suppliers, Group Purchasing Organizations and cost reviews from hospital management. The Company believes that once an agreement is signed with a new customer, the customer is unlikely to move away from the service due to its premium service level, quality of products provided, quantified cost savings and knowledgeable technical personnel.

      Contracts are generally executed with terms of three years or more. Termination with cause by either party for a breach of the agreement with ninety days written notice is a standard provision of the contract. Surgical Services' sales strategy is to expand its regional agreements. The majority of the Company's service agreements are with single hospitals. It is the Company's belief that the trend toward the increased development of the Integrated Delivery Network's (IDN's) will continue well into the future. The IDN's and regional buying groups have been able to negotiate for products and services in many cases better than Group Purchasing Organizations. Surgical Services continues to maximize its exposure to the individual hospital while intensifying sales efforts at the regional or IDN level. Management feels the need for hospitals to reduce operating costs and improve efficiencies provides opportunities for continued sales growth.

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

      As of March 16, 2001, the Company provided services pursuant to service contracts with 175 hospitals and ambulatory surgi-centers. For the fiscal year ended December 31, 2000, one customer accounted for 10% or more of the Company's total revenues and 10 customers represented approximately 50% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

Suppliers

      The Company purchases surgical instruments, sterilization containers, surgeon's gowns and surgical towels from several vendors including Pilling Weck, a wholly-owned subsidiary of Teleflex. The Company believes that such products are readily available at market prices.

Sales and Marketing

      Surgical Services' sales and marketing strategy is to develop new accounts and grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its services into the general operating room of the hospital after a period of successful product performance in the labor and delivery area. The Company has expanded its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization. The Company's sales and marketing efforts are coordinated with several manufacturer alliances and their sales forces to maximize growth opportunities.

Intellectual Property

      The Company does not rely on any patents for the conduct of its business. The Company does rely upon the know-how of its employees.

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

Employees

      As of December 31, 2000, the Company had 431 full-time and 22 part-time employees. None of its employees are covered by any collective bargaining agreement.

Item 2. Description of Property

      Surgical Services leases six reprocessing and sterilization facilities located in Baltimore, Chicago, Detroit, Houston, Long Island, and Tampa. These facilities are used for decontamination, sterilization, and packaging of reusable surgical instruments and surgical linens. The Company owns substantial leasehold improvements and equipment located in each of the facilities. The Company also maintains its corporate headquarters and an instrument repair facility in leased offices in Orlando, Florida.

      The table below sets forth information on the Company's properties:

Location                 Approximate Size        Owned/Leased  Lease Expiration
--------                 ----------------        ------------  ----------------

Baltimore, MD             40,000 sq. ft.            Leased     December 30, 2002
McGaw Park, IL            26,000 sq. ft.            Leased     September 7, 2010
Livonia, MI               32,000 sq. ft.            Leased     July 31, 2003
Houston, TX               46,500 sq. ft.            Leased     April 30, 2003
Syosset, NY              103,000 sq. ft.(1)         Leased     March 31, 2010
Tampa, FL                 47,000 sq. ft             Leased     November 30, 2002
Orlando, FL                8,500 sq. ft.            Leased     December 31, 2004

Note:

(1) The short-term lease agreement providing for sublease of approximately 50,000 square feet of the premises expired February 28, 2001. The Company is currently renegotiating this sublease agreement.

      The company conducts a substantial portion of its business in facilities (primarily hospitals and surgery centers) owned or operated by the customer. The Company has no obligation for rent, utilities, or maintenance of those facilities.

      The Company believes that its facilities are suitable for its operations as presently conducted and for its foreseeable future operations. Equipment owned or leased by the company is believed adequate for the Company's present and foreseeable operations, however, they will require capacity enhancements as business continues to expand. The Company believes that additional facilities and equipment can be acquired as necessary, although there can be no assurance the additional facilities or equipment will be available upon reasonable or acceptable terms, if at all.

Item 3. Legal Proceedings

      In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the financial position, cash flows or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

      No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock, $.01 par value per share, is quoted on the Nasdaq Bulletin Board (under the symbol "SGSI"). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 16, 2001 was 251.

      The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 2001 (through March 16, 2001):

2001                                                High Bid             Low Bid
--------------------------------------------------------------------------------
First Quarter (through March 16, 2001)               $0.438               $0.250

2000
Fourth Quarter                                        0.438                0.125
Third Quarter                                         0.813                0.313
Second Quarter                                        1.250                0.500
First Quarter                                         1.500                0.125

1999
Fourth Quarter                                        0.469                0.156
Third Quarter                                         0.688                0.375
Second Quarter                                        0.875                0.500
First Quarter                                         1.125                0.531

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company's revenues are generated from a comprehensive menu of services to hospitals and surgery centers, with a primary focus on the operating room. These services include specialty instrument management programs that focus on minimally invasive surgical procedures, professional management and staffing of sterile processing departments in hospitals, off-site cleaning, decontamination and sterilization processing of containerized surgical instrument sets and reusable surgical gowns and towels.

      The Company's sales cycle for new customers is typically between three to twelve months from the first contact. Contracts are generally executed with terms of three years or more providing a multi-year revenue stream.

      In fiscal 2000, the Company's instrument and linen sterilization services, endoscopic services and management of sterile processing departments within hospitals accounted for approximately 50%, 41% and 9%, respectively, of the Company's revenues, compared to 50%, 42% and 8% in 1999. These sources of revenue reflect the Company's stategy to provide a complete service offering to hospitals and surgery centers.

      In December 2000, the Company renewed a revolving credit facility with Teleflex. The agreement provides the Company up to $27,500,000 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent, remaining unchanged from fiscal 2000.

Results of Operations

2000 Compared with 1999

Revenues

      Revenues increased $1,143,000, or 4%, from $30,792,000 in fiscal 1999 to $31,935,000 in fiscal 2000. This increase is attributable to the partial year impact of new multi-year instrument and linen sterilization contracts signed in fiscal 2000, and the impact of 53 operating weeks in fiscal 2000 compared to 52 operating weeks in fiscal 1999.

Operating Expenses

      Operating expenses increased $1,505,000 or 6% from $23,888,000 in fiscal 1999 to $25,393,000 in fiscal 2000. This increase was principally the result of higher depreciation expense on fiscal 1999 and fiscal 2000 instrument and linen purchases. These purchases were made to support new and expanded multi-year signed contracts.

Distribution Costs

      Distribution costs increased $321,000 or 22% from $1,447,000 in fiscal 1999 to $1,768,000 in fiscal 2000. The increase in distribution costs from reprocessing facilities resulted from an increase in volumes delivered, extended geographic delivery areas and an increase in fuel and maintenance costs.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $2,641,000 from $3,691,000 in 1999 to $6,332,000 in fiscal 2000. The increase was primarily the result of investments in sales force development and infrastructure. During early 2000, sales personnel and management were added to implement the Company's sales and marketing strategies with a focus on the areas surrounding existing reprocessing facilities. Investments in internal infrastructure, including upgrades to financial and operational computer systems, were made to service and support revenue growth. The Company expects the current level of selling, general and administrative expenses to remain relatively stable during 2001.

Interest Expense

      Interest expense increased by $790,000 from $1,048,000 in fiscal 1999 to $1,838,000 in fiscal 2000. The increase is attributed to interest on existing and additional borrowings from Teleflex used in connection with continued capital spending on surgical instruments and linens to support the growth of the hospital business.

Net Income (Loss)

      Net loss in fiscal 2000 was $2,072,000, a decrease of $2,593,000 from net income of $521,000 in fiscal 1999.

Net (Loss) Income Applicable to Common Shareholders

      Diluted earnings (loss) per share in fiscal 2000 represented a net loss per share of $0.11, compared to net income per share of $0.03 in fiscal 1999. Basic earnings (loss) per share in fiscal 2000 also represented a net loss per share of $0.11, compared to net income per share of $0.03 in fiscal 1999.

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased by $954,000 from $2,737,000 in 1998 to $3,691,000 in fiscal 1999. The increase resulted from the acquisition of ESI and SSI, including amortization expense of $406,000 in fiscal 1999. In addition, fiscal 1998 was negatively impacted by additional unexpected one-time costs related to the disposal of the electron beam business and other nonrecurring expenditures including severance and termination expenses related to the elimination of several senior management positions.

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

Liquidity and Capital Resources

      The Company generated cash flows from operations of $1,575,000 in fiscal 2000 compared to $2,230,000 in fiscal 1999. The decrease in cash flows resulted from a net loss offset by higher depreciation expense and a reduction in working capital growth in relation to fiscal 1999.

      Capital expenditures totaled $7,534,000 in 2000 compared with $5,656,000 in 1999. These purchases were principally surgical instruments and linen products made to support the Company's new sales contracts entered into during fiscal 2000 and fiscal 1999. In addition, approximately $1,600,000 was invested in leasehold improvements and equipment relating to the relocation of the McGaw Park, IL reprocessing and sterilization facility.

      The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex and cash flows from operating activities will provide support for these expenditures.

      The Company had $939,000 in obligations under capital leases for equipment and surgical instruments at December 31, 2000. In addition, the Company had borrowings of $20,500,000 outstanding at December 31, 2000 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The additional borrowings under this agreement of $6,840,000 during fiscal 2000 were used to support capital expenditures, working capital, growth and net third party debt repayment of $1,064,000. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

      The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2001. There can be no assurance, however, that the Company will not require additional working capital and, if it does require such capital, that such capital will be available to the Company on acceptable terms, if at all.

Inflation

      The Company believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future; the sufficiency of funds for the Company's working capital requirements during 2001 may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

      The Company's future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company may require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Approximately 64% of the Company's healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the individuals who are directors and executive officers as of March 16, 2001 and the positions currently held by each such person with the Company.

        Name                  Age                   Position
        ----                  ---                   --------

Todd Riddell                  41    Director, President, Chief Executive Officer
John J. Sickler (1)           59    Director, Chairman of the Board
Steven K. Chance (2)          55    Director, Secretary
D. Michael Deignan (2)        57    Director
Douglas P. Gill               52    Director
Michael S. Irwin              53    Vice President Off Site Operations
Paul A. D'Alesio              43    Treasurer, Chief Financial Officer

(1)   Member of Compensation Committee
(2)   Member of Audit Committee

                                    Directors

      Todd Riddell was elected a Director, President and Chief Executive Officer on August 3, 2000. From March 1999 to August 2000 he was Senior Vice President and from September 1999 to August 2000 he was Chief Operating Officer. From July, 1997 to March 1999 he was Executive Vice President of SSI Surgical Services, Inc. which was acquired by the Company, then Medical Sterilization, Inc., in January 1999. For five years prior thereto he was Vice President of Endoscopy Specialists, Incorporated ("ESI") which was acquired by the Company in January 1999.

      Steven K. Chance was elected a Director on January 8, 1999. He is and has been since 1993 Vice President, Secretary and General Counsel of Teleflex.

      D. Michael Deignan was elected President, Chief Operating Officer and Director of the Company on September 8, 1995 and Chief Executive Officer on December 31, 1995. He resigned as President and Chief Executive Officer on January 8, 1999. Since January 6, 2000 he has been President and Chief Executive Officer of Vasomedical, Inc., a provider of noninvasive vascular device and therapies to treat angina.

      John J. Sickler has been a Director since January 8, 1997. Since December 2000, he has been Vice Chairman of Teleflex. He is and has been since 1990 the President of TFX, a subsidiary of Teleflex engaged in business development.

      Douglas P. Gill was elected Director of the Company on March 8, 2001. Since March 5, 2001 he has been Senior Vice President - Business Design of Teleflex Medical Group, a business segment of Teleflex. From 1998 to 2000 he was President and Chief Executive Officer of Docucon, Inc., a document imaging company. He is currently a Director of Docucon, Inc. From 1994 to 1998 he was General Partner for Foster Management, a venture capital firm.

                               Executive Officers

      Michael S. Irwin was elected Vice President of Services and Solutions on February 24, 2000. Prior thereto he was Vice President-Off Site Operations from March 2, 1999. For two years prior to March 2, 1999 he was General Manager of Sterilization Management Group ("SMG") which was acquired by SSI in August 1998. SMG owned and managed five surgical instrument and linen reprocessing facilities. From 1994 to 1997 he was a plant manager and division director of operations for the Interwoven Division of Baxter Healthcare, Inc., a manufacturer and distributor of medical supplies and equipment.

      Paul A. D'Alesio was elected Treasurer and Chief Financial Officer on March 2, 1999. For more than five years prior thereto he was Controller of Meyer International, Inc., a holding company for distributors of building materials and its subsidiaries.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                            Annual Compensation            Compensation Awards
                                            -------------------            -------------------

                                                                      Securities
Name and Principal                               Salary      Bonus    Underlying          All Other
    Position                           Year       ($)         ($)       Options       Compensation ($)
                                       ---------------------------------------------------------------
Todd Riddell, Pres. & CEO              2000     179,231     15,000                        2,688(3)
Michael S. Irwin, VP                   2000     125,000     10,000                        1,927(3)
Paul A. D'Alesio, Treas. & CFO         2000     115,000     10,000                        1,854(3)
Michael T. Spagnuolo, VP(5)            2000     128,846     10,000      25,000            1,184(3)
Michael D. Klein, Pres. & CEO          2000     107,692                400,000(1)         1,755(3)
D. Michael Deignan, Pres. & CEO(5)     2000       8,115         --                           --
Todd Riddell, Senior VP & COO          1999     143,439     99,974      50,000            2,222(3)
Michael T. Spagnuolo, VP(5)            1999     119,077     36,414      25,000            1,799(3)
Michael S. Irwin, VP                   1999     115,391      8,000      15,000            1,074(3)
Paul A. D'Alesio, Treas. & CFO         1999      89,779         --                        1,240(3)
Scott A. Bartos, Pres. & CEO           1999     115,946     90,973     100,000(2)         1,779(3)
D. Michael Deignan, Pres. & CEO(5)     1999     160,718         --                        2,329(3)
D. Michael Deignan, Pres. & CEO        1998     165,000     42,600                        3,712(4)

(1) These options were terminated pursuant to the option agreement on October 27, 2000 because of Michael Klein's resignation on July 28, 2000.

(2) These options were terminated pursuant to the option agreement on November 18, 1999 because of Scott Bartos' resignation on August 11, 1999.

(3)   Represents the Company's matching contributions to the 401K Plan.

(4) Includes $2,062 in contributions by the Company to vested and un-vested defined contribution plans for Mr. Deignan's benefit.

(5)   See "Severance Agreements".

                        Option Grants in Last Fiscal Year

                                            Individual Grants
                             --------------------------------------------

                              Number of        Percent of
                             Securities       Total Options      Exercise
                             Underlying        Granted to         or Base
                               Options        Employees in         Price         Expiration        Present
Name                         Granted (#)       Fiscal Year         ($/Sh)            Date         Value $(2)
------------------------------------------------------------------------------------------------------------
Todd Riddell                      --                 --               --              --              --
Michael S. Irwin                  --                 --               --              --              --
Paul A. D'Alesio                  --                 --               --              --              --
Michael T. Spagnuolo              --                 --               --              --              --
Michael D. Klein             200,000(1)           44.20%            1.06              --              --
Michael D. Klein             200,000(1)           44.20%            2.00              --              --

(1) These options were terminated pursuant to the option agreement October 27, 2000 because of Michael Klein's resignation on July 28, 2000.

(2) The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999; no dividend yield; expected volatility of 90%; risk-free interest rate of 5.65% to 6.61%; and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year End Option Values

                                                     Number of Securities          Value of Unexercised
                                                    Underlying Unexercised         in-the-money options
                                                       Options at Fiscal            at Fiscal Year End
                                                          Year End (#)                    (#) (1)

                      Shares Acquired    Value
   Name                 on Exercise     Realized   Exercisable   Unexercisable   Exercisable  Unexercisable
   --------------------------------------------------------------------------------------------------------
Todd Riddell                 0             0          25,000         25,000           0             0
Michael S. Irwin             0             0           7,500          7,500           0             0
Paul A. D'Alesio             0             0           3,750         11,250           0             0
Michael T. Spagnuolo         0             0          12,500         12,500           0             0
Michael D. Klein             0             0               0              0           0             0
D. Michael Deignan           0             0         247,170              0           0             0

(1) Market value of underlying securities at year end minus the exercise price.

                              Severance Agreements

      The Company had a severance agreement with Mr. Deignan who resigned as President and Chief Executive Officer on January 8, 1999. The agreement called for payment of his base salary and benefits for a period of one year ending January 7, 2000. Pursuant to the agreement, the Company paid $160,718 and $8,115 to Mr. Deignan in 2000 and 1999, respectively, and contributed $2,329 to the 401K Plan in 1999.

      The Company had a severance agreement with Mr. Spagnuolo whose position was eliminated on August 7, 2000. The agreement called for payment of his base salary and benefits for a period of six months ended February 9, 2001. Pursuant to the agreement, the Company paid $51,377 to Mr. Spagnuolo in 2000.

                            Compensation of Directors

      Messrs. Deignan and Whittaker were the only Directors in 2000 who were not employees of the Company or TFX. Mr. Whittaker resigned as Director in February 2001. Outside Directors are paid an annual fee of $3,000 plus a meeting fee of $500.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 16, 2001, the beneficial ownership of the Company's voting securities by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Company's voting securities outstanding at such date, (ii) each current Director of the Company, (iii) each executive officer of the Company and (iv) all current Directors and executive officers as a group:

                                                      Number of Shares      Percentage of Total
Name and Address (1)                                Beneficially Owned (2)   Voting Securities (3)
----------------                                    -------------------     -------------------
John J. Sickler (4)                                      17,970,720                85.61%
c/o TFX Equities Incorporated ("TFX")
630 West Germantown Pike
Suite 450
Plymouth Meeting, PA 19462

D. Michael Deignan (5)                                      310,470                 1.57%

Steven K. Chance                                                 --                    *

Douglas P. Gill                                                  --                    *

Todd Riddell (6)                                             25,000                    *

Michael S. Irwin (7)                                         17,500                    *

Paul A. D'Alesio (8)                                         16,250                    *
                                                         ----------                -----

All Executive Officers and Directors
         as a group (9) ............                     18,339,940                86.21%

----------

(1) Pursuant to the rules of the SEC, addresses are provided only for 5% beneficial owners.

(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares shown as owned, based on information provided to the Company by the persons and entities named in the table.

(3) Total Voting Securities are 19,491,296 shares of Common Stock. Pursuant to the rules of the SEC, all outstanding options and warrants which are exercisable within 60 days of March 16, 2001 ("Presently Exercisable Securities") held by the relevant person or entity are included as outstanding Total Voting Securities for purposes of determining that person's or entity's Percentage of Total Voting Securities, but are not included for purposes of determining any other person's or entity's Percentage of Total Voting Securities.

(4) Consists of 16,385,720 shares of Common Stock and 1,500,000 Presently Exercisable Securities held by TFX. Mr. Sickler is President of TFX and has voting and investment power over the shares held by TFX. Mr. Sickler disclaims beneficial ownership of the shares held by TFX.

(5) Consists of 63,300 shares of Common Stock owned and 247,170 Presently Exercisable Securities.

(6)   Consists of 25,000 Presently Exercisable Securities.

(7) Consists of 10,000 shares of Common Stock and 7,500 Presently Exercisable Securities.

(8) Consists of 12,500 shares of Common Stock and 3,750 Presently Exercisable Securities.

(9) Consists of 16,556,520 shares of Common Stock and 1,783,420 Presently Exercisable Securities.

Item 13. Certain Relationships and Related Transactions

      John J. Sickler, a Director of the Company, is Vice Chairman of Teleflex and President of TFX, a subsidiary of Teleflex. TFX owns 84.5% of the outstanding voting securities of SSI.

      Steven K. Chance, a Director and Secretary of the Company, is Vice President, Secretary and General Counsel of Teleflex.

      Douglas P. Gill, a Director of the Company, is Senior Vice President - Business Design of TFX Medical Group, a business segment of Teleflex.

Transactions with Management and Others

      On January 11, 1999, the Company consummated a transaction, pursuant to which it exchanged 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock for all of the issued and outstanding shares of ESI and all of the issued and outstanding shares of Common Stock and Preferred Stock, not already held by the Company, of SSI, a joint venture with TFX.

      In connection with the Company's January 1999 acquisition of ESI and SSI from TFX, the Company assumed approximately $6,500,000 of financing from Teleflex. In addition, the Company entered into a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500,000 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2000 at a weighted average of 10.5 percent and at a fixed rate of 8 percent during 1999. Interest charged by TFX amounted to $1,684,000, $649,000 and $29,000 for the years ended December 31, 2000,
December 26, 1999 and December 31, 1998, respectively.

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pilling Weck, a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling Weck are made on commercial terms. Instrument purchases from Pilling Weck, including instruments financed under capital lease obligations, for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, were approximately $1,308,000, $969,000, and $556,000, respectively.

      Teleflex also charged the Company fees for executive management, legal, treasury, tax and other financial services. Fees of $350,000 were charged for the year ended December 31, 2000.

      The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

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

            (10)(5) Revolving Loan Account Agreement dated December 26, 1999 between the Company and Teleflex Incorporated.

            (10)(6) Revolving Loan Account Agreement dated December 29, 2000 between the Company and Teleflex Incorporated.

            27.1 Financial Data Schedule

                                   SIGNATURES

      In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2001                          SSI SURGICAL SERVICES, INC.


                                        By: /s/ Todd Riddell
                                           -------------------------------------
                                        Name:   Todd Riddell
                                        Title: President and Chief Executive
                                               Officer

      In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature       Title(s)                                     Date
------------------       --------                                     ----


/s/ Todd Riddell         President, Chief Executive Officer      March 30, 2001
----------------------   (principal executive)
Todd Riddell


/s/ Paul A. D'Alesio     Treasurer, Chief Financial Officer      March 30, 2001
----------------------   (principal accounting officer)
Paul A. D'Alesio


/s/ John J. Sickler      Director, Chairman of the Board         March 30, 2001
----------------------
John J. Sickler


/s/ Steven K. Chance     Director and Secretary                  March 30, 2001
----------------------
Steven K. Chance


/s/ D. Michael Deignan   Director                                March 30, 2001
----------------------
D. Michael Deignan


/s/ Douglas P. Gill      Director                                March 30, 2001
----------------------
Douglas P. Gill

SSI Surgical Services, Inc.
Index to the Consolidated Financial Statements
December 31, 2000
--------------------------------------------------------------------------------

                                                                            Page
Financial Statements:

   Report of Independent Accountants                                         F-2

   Consolidated Balance Sheets at December 31, 2000 and December 26, 1999    F-3

   Consolidated Statements of Operations for the years ended December 31,
     2000, December 26, 1999 and December 31, 1998                           F-4

   Consolidated Statements of Shareholders' Equity                           F-5

   Consolidated Statements of Cash Flows                                     F-6

   Notes to the Consolidated Financial Statements                            F-7

                        Report of Independent Accountants

To the Board of Directors
of SSI Surgical Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SSI Surgical Services, Inc. at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 6, 2001

SSI Surgical Services, Inc.
Consolidated Balance Sheets
December 31, 2000 and December 26, 1999
(Dollars in Thousands)
--------------------------------------------------------------------------------

                               Assets                                       2000        1999
Current assets:
  Cash and cash equivalents                                               $     71    $    254
  Accounts receivable, net of allowance for doubtful accounts
   of $470 and $407                                                          7,831       7,470
  Prepaid expenses and other assets                                          1,512       1,143
                                                                          --------    --------
      Total current assets                                                   9,414       8,867
                                                                          --------    --------
Property and equipment, net                                                 22,795      19,231
Intangibles, net                                                             5,043       5,449
Other assets                                                                   158         140
                                                                          --------    --------
                                                                          $ 37,410    $ 33,687
                                                                          ========    ========

                Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                   $  3,481    $  3,462
  Obligations under capital leases                                             465         919
                                                                          --------    --------
      Total current liabilities                                              3,946       4,381
                                                                          --------    --------
Obligations under capital leases                                               474       1,084
Payable to affiliates                                                       20,590      13,750
                                                                          --------    --------
      Total liabilities                                                     25,010      19,215
                                                                          --------    --------

Preferred stock:
  Convertible redeemable cumulative preferred stock, par value
    $.01 per share; Series B - authorized 1,000,000 shares,
    issued and outstanding 0 shares in 2000 and 1999                            --          --
                                                                          --------    --------
Shareholders' equity:
  Convertible preferred stock, par value $.01 per share Series C -
    authorized 3,000,000 shares, issued and outstanding 0 shares
    in 2000 and 1999                                                            --          --
  Common stock, par value $.01 per share, authorized 30,000,000 shares,
    issued and outstanding 19,491,216 shares                                   195         195
  Additional paid-in capital                                                23,019      23,019
  Accumulated deficit                                                      (10,814)     (8,742)
                                                                          --------    --------
      Total shareholders' equity                                            12,400      14,472
                                                                          --------    --------
      Total liabilities and shareholders' equity                          $ 37,410    $ 33,687
                                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2000, December 26, 1999
and December 31, 1998
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

                                                          2000           1999          1998
Net revenues                                          $     31,935    $    30,792   $     7,560
                                                      ------------    -----------   -----------
Cost and expenses:
  Operating                                                 25,393         23,888         4,942
  Distribution                                               1,768          1,447           755
  Selling, general and administrative                        6,332          3,691         2,737
  Interest                                                   1,838          1,048           428
                                                      ------------    -----------   -----------
    Total costs and expenses                                35,331         30,074         8,862
                                                      ------------    -----------   -----------
Income (loss) before income taxes                           (3,396)           718        (1,302)
Income taxes                                                (1,324)           197            --
                                                      ------------    -----------   -----------
Net income (loss)                                           (2,072)           521        (1,302)
Preferred stock dividends                                       --             --          (168)
                                                      ------------    -----------   -----------
Net income (loss) applicable to common shareholders   $     (2,072)   $       521   $    (1,470)
                                                      ============    ===========   ===========
Earnings (loss) per common share - basic              $       (.11)   $       .03   $      (.46)
                                                      ============    ===========   ===========
Earnings (loss) per common share - diluted            $       (.11)   $       .03   $      (.46)
                                                      ============    ===========   ===========
Weighted average common shares                          19,491,216     19,491,216     3,170,496
                                                      ============    ===========   ===========
Weighted average dilutive common shares                 19,491,216     19,491,216     3,170,496
                                                      ============    ===========   ===========

The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 31, 2000 and December 26, 1999
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

                                       Common stock              Preferred stock         Additional
                                  ---------------------     ------------------------       paid-in      Accumulated
                                    Shares       Amount       Shares          Amount       capital       deficit         Total
Balance at December 31, 1998       3,170,496      $ 32       1,945,625       $ 1,946       $ 7,565      $ (9,263)      $    280

  Issuance of common stock        13,400,000       134                                      11,591                       11,725
  Preferred stock conversion       2,920,720        29      (1,945,625)       (1,946)        3,863                        1,946
  Net income for the year                                                                                    521            521
                                  ----------      ----      ----------       -------       -------      --------       --------

Balance at December 26, 1999      19,491,216       195              --            --        23,019        (8,742)        14,472

  Net (loss) for year                                                                                     (2,072)        (2,072)
                                  ----------      ----      ----------       -------       -------      --------       --------
Balance at December 31, 2000      19,491,216      $195              --            --       $23,019      $(10,814)      $ 12,400
                                  ==========      ====      ==========       =======       =======      ========       ========

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statements of Cash Flow
For the Years Ended December 31, 2000, December 26, 1999
and December 31, 1998
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                           2000          1999          1998
Cash flows from operating activities:
  Net income (loss)                                      $(2,072)      $   521       $(1,302)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                        4,376         3,346           705
      Doubtful debt expense                                  120           166           146
      Loss on asset sales                                     --            --            71
      Changes in operating assets and liabilities:
        Accounts receivable                                 (481)       (1,327)          279
        Prepaid expenses and other assets                   (387)         (400)         (131)
        Accounts payable and accrued liabilities              19           (76)          681
                                                         -------       -------       -------
          Net cash provided by operating activities        1,575         2,230           449
                                                         -------       -------       -------
Cash flows for investing activities:
  Net purchase of property and equipment                  (7,534)       (5,656)       (1,809)
  Proceeds from asset sales                                   --            --         1,181
                                                         -------       -------       -------
          Net cash used in investing activities           (7,534)       (5,656)         (628)
                                                         -------       -------       -------
Cash flows from financing activities:
  Net repayments of revolving line of credit                  --        (1,182)         (218)
  Repayments of long-term debt                                --           (50)         (902)
  Net repayments under capital lease obligations          (1,064)         (877)         (226)
  Proceeds from long-term debt                                --            --         1,550
  Net borrowings from affiliates                           6,840         5,732            --
                                                         -------       -------       -------
          Net cash provided by financing activities        5,776         3,623           204
                                                         -------       -------       -------
Increase/(decrease) in cash and cash equivalents            (183)          197            25
Cash and cash equivalents at beginning of period             254            57            32
                                                         -------       -------       -------
Cash and cash equivalents at end of period               $    71       $   254       $    57
                                                         =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

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

      The acquisition was accounted for as a purchase. Net assets of the acquired businesses amounted to $13,000 and the acquisition was financed through a combination of the equity transactions noted above and the assumption of approximately $6,500 of intercompany financing from TFX. The excess purchase price over the fair market value of the assets acquired, approximately $5,200 was recorded as goodwill and is being amortized to expense over 15 years.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
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
                                                                 ========

      The following represents the unaudited pro forma results of operations as if the above noted acquisition had occurred at the beginning of the years presented:

                                                                   1998

      Revenues                                                   $ 28,968
      Net income (loss)                                            (1,402)
      Net income (loss) per common share                         $  (0.07)

      1998 Divestitures

      On April 30, 1998, the Company completed divestiture of its electron beam accelerator and related equipment for the approximate sum of $1,250. The proceeds of the sale were immediately used by the Company to repay the entire balance of a bank note against the beam for approximately $402, and the residual monies were applied against the Company's financing agreement with its commercial lender.

3.    Summary of Significant Accounting Policies

      Fiscal Year

      The Company's fiscal year now ends the last Sunday in December. There were 53 weeks in fiscal 2000 and 52 weeks in fiscal 1999, and 1998.

      Cash and Cash Equivalents

      All highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

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

      Intangibles

      Intangible assets consist principally of goodwill, which is the excess purchase price over the fair value of the assets of businesses acquired. Intangible assets are amortized on a straight-line basis over their estimated useful lives, not exceeding 15 years. Intangibles are stated net of accumulated amortization of $1,052 and $646 as of December 31, 2000 and December 26, 1999, respectively.

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

      Revenue Recognition

      The Company records revenue for hospital services in accordance with contractual terms. Revenues for other sterilization services are recorded upon the completion of processing and/or shipment.

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

      For the fiscal years ended December 31, 2000 and December 26, 1999, 10 customers represented approximately 50% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

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

      Following the Company's acquisition of SSI and ESI from TFX in January 1999, the Company's taxable income is included in the consolidated tax returns of TFX under a tax sharing arrangement. For purposes of these financial statements, income taxes have been determined and allocated to the Company on a separate return basis.

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

      Reclassifications

      Certain items in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation of the financial statements.

4.    Prepaid Expenses and Other Assets

      The composition of prepaids and other assets is as follows:

                                                       2000           1999

      Consumables and supplies                        $1,180        $  807
      Receivables                                         29           204
      Other                                              303           132
                                                      ------        ------
      Total                                           $1,512        $1,143
                                                      ======        ======

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

5.    Property and Equipment

      The composition of property and equipment is as follows:

                                                         2000        1999

      Surgical instruments and gowns                    $23,213    $18,133
      Containers                                          1,973      1,764
      Machinery and equipment                             5,606      5,341
      Leasehold improvements                              3,441      1,802
      Furniture and fixtures                                790        685
                                                        -------    -------
                                                         35,023     27,725
      Accumulated depreciation and amortization          12,228      8,494
                                                        -------    -------
                                                        $22,795    $19,231
                                                        =======    =======

      Depreciation and amortization expense for the years ended December 31, 2000, December 26, 1999 and December 31, 1998 was $3,970 , $2,940 and
      $705, respectively.

      The composition of assets recorded under capital leases is as follows:

                                                       2000          1999

      Surgical instruments                            $3,232        $3,232
      Machinery and equipment                            685           685
      Containers                                         335           335
                                                      ------        ------
                                                       4,252         4,252
      Accumulated amortization                         2,019         1,118
                                                      ------        ------
                                                      $2,233        $3,134
                                                      ======        ======

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

6.    Accounts Payable and Accrued Expenses

      The composition of accounts payable and accrued expenses is as follows:

                                                          2000       1999

      Trade accounts payable                             $2,098     $1,614
      Salary and other compensation benefits                563        848
      Sales and other taxes                                 356        475
      Professional fees                                     147        246
      Other                                                 317        279
                                                         ------     ------
      Total                                              $3,481     $3,462
                                                         ======     ======

7.    Employee Benefit Plans

      The Company has historically maintained a 401(k) defined contribution plan which allows participants to make contributions based on a percentage of their earnings. During the year employees of the Company became eligible to participate in a successor 401(k) plan with TFX. The TFX plan allows participants to make pretax contributions which are matched on a proportionate basis. The Company's contributions for the fiscal years ended December 31, 2000, December 26, 1999 and December 31, 1998 were approximately $105, $81 and $26, respectively.

8.    Income Taxes

      The provision for income taxes for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, consisted of the following:

                                      2000            1999          1998

      Current:
        Federal                     $(1,189)        $   176        $    --
        State                          (135)             21             --
                                    -------         -------        -------
                                    $(1,324)        $   197        $    --
                                    =======         =======        =======

      Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                       2000      1999      1998

Expected federal statutory tax rate (benefit)          (35)%      35%      (35)%
State and local taxes, net                              (4)%       4%       (6)%
Limitation (utilization) of net operating losses        --       (12)%      41%
                                                       ---       ---       ---
Effective tax rate                                     (39)%      27%       --
                                                       ===       ===       ===

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      Following the Company's acquisition of SSI and ESI from TFX in January 1999, the Company's taxable income is included in the consolidated tax returns of TFX under a tax sharing arrangement. For purposes of these financial statements, income taxes have been determined and allocated to the Company on a separate return basis.

      The use of net operating loss carryforwards generated by the Company prior to the 1999 acquisitions of approximately $9 million are subject to annual limitations imposed by the Internal Revenue Code. Accordingly, a significant portion of the net operating loss carryforwards generated in prior years will not be available to the Company because of changes in ownership occurring during 1999. Realization of the remaining deferred tax assets associated with the net operating loss carryforward is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is risk that these operating loss carryforwards may expire unused, and, accordingly, has continued to maintain a valuation allowance equal to the net deferred tax asset amount.

      The Company's federal net operating loss carryforwards will expire in varying amounts from 2000 through 2013.

9.    Obligations Under Capital Leases

      Future minimum payments as of December 31, 2000 under capital leases for property and equipment, including surgical instruments, are as follows:

      2001                                                          $  523
      2002                                                             455
      2003                                                              36
                                                                    ------
      Total minimum lease payments                                   1,014
      Less amount representing interest                                 75
                                                                    ------
      Present value of minimum lease payment                           939
      Less current portion                                             465
                                                                    ------
                                                                    $  474
                                                                    ======

10.   Common and Preferred Stock

      On January 8, 1997, TFX, a wholly owned subsidiary of Teleflex, a diversified publicly held company, purchased the Series B and Series C Convertible Preferred Stock from the previous owners of such stock. This Series B Convertible Preferred Stock was convertible at the option of the holder into Common Stock or cash, at $2.00 per share maturing December 31, 1999. Dividends accrued on the Series B Convertible Preferred Stock at the rate of 8% per year. These dividends were paid in cash or accrued at the option of the Company. If not paid, accrued dividends were added to the face amount of the Series B Convertible Preferred Stock at the time of conversion. In January 1999, TFX converted the face amount of the Series B Convertible Preferred Stock into 975,095 shares of Common Stock.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      The Series C Convertible Preferred Stock was automatically convertible at $1.00 per share into 1,945,625 shares of Common Stock on December 30, 2004, or earlier at the option of the holder. There were no dividends payable nor accrued on the Series C Convertible Preferred Stock. In January 1999, TFX converted the Series C Convertible Preferred Stock into 1,945,625 shares of Common Stock.

      In January 1999, the Company increased the number of shares of authorized Common Stock, par value $.01 per share from 10,000,000 shares to 30,000,000 shares, and issued 13,400,000 shares of Common Stock to TFX in connection with an acquisition. See Note 2.

11.   Common Stock Warrants

      From time to time, the Company has issued Common Stock warrants to directors, lending institutions, and other third parties. At December 31, 2000, the Company had aggregate warrants outstanding to purchase 1,525,000 shares of Common Stock at a price between $1.38 and $2.00 per share with expiration dates through December 2005.

12.   Stock Option Plans

      On September 29, 1994, the Board of Directors approved the 1994 Stock Option Plan and authorized the issuance of up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non-Qualified Stock Options which may be granted pursuant to the Plan. The Plan was approved by the shareholders at a meeting held on July 20, 1995. In 1996, the Board of Directors authorized another 500,000 shares of Common Stock to be issued under the 1996 Plan, which was approved by shareholders on May 25, 1996. On February 24, 2000, the Board of Directors authorized 500,000 shares of common stock to be issued under the 2000 Stock Plan, which was approved by shareholders on May 22, 2000.

      Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five
      (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's Common Stock on the date granted (110% in the case of 10% shareholders). At December 31, 2000, Incentive Stock Options for an aggregate of 340,670 shares of Common Stock at exercise prices ranging from $0.56 to $1.28 were outstanding.

      Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees. The exercise price is not limited and may be below the fair market value of the Company's Common Stock on the date of grant. At December 31, 2000, Non-Qualified Stock Options for an aggregate of 675,000 shares of Common Stock at exercise prices ranging from $0.56 to $1.50 were outstanding.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      The Company applies the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation," continuing to measure compensation cost in accordance with APB 25 " Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's pro forma net income (loss) and earnings per share for the years ended December 31, 2000, December 26, 1999 and December 31, 1998 would have been:

                                                    2000        1999      1998

Net income (loss) attributable to common
  shareholders as reported                        $(2,072)     $ 521    $(1,470)

Pro forma income (loss)                           $(2,086)     $ 400    $(1,491)

Earnings per Common share as reported - Diluted   $ (0.11)     $0.02    $ (0.46)

Pro forma Earnings per share - Diluted            $ (0.11)     $0.02    $ (0.46)

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively; no dividend yield; expected volatility of 90%; risk-free interest rate of 5.65% to 6.61%: and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

      A summary of the status of the Company's stock option plans as of December 31, 2000 and December 26, 1999, and changes during the years ended on those dates is presented below.

                                                   2000                     1999
                                       -----------------------   -----------------------
                                                     Weighted                  Weighted
                                                      Average                  Average
                                                     Exercise                  Exercise
                                         Options       Price       Options      Price

Outstanding at beginning of year        1,129,670      $ .85      1,155,670      $ .87
Granted                                   452,500       1.43        385,000        .91
Exercised                                      --         --             --         --
Canceled/Expired                         (566,500)      1.36       (411,000)       .96
                                       ----------                ----------

Outstanding at end of year              1,015,670        .83      1,129,670        .85
                                       ==========                ==========

Options exercisable at end of year        817,170                   847,670
                                       ==========                ==========

Weighted average fair value of
  options granted during the year      $      .52                $      .51

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                 Weighted
                                  Average                        Weighted
                                 Remaining                        Average
                   Options      Contractual     Options          Exercise
                  Outstanding      Life       Exercisable         Prices

                    27,500          10               --            $0.56
                   118,000           9           29,500             0.69
                   608,000           4          608,000             0.74
                    30,000           8           30,000             1.00
                   162,170           7           79,670             1.06
                    40,000           7           40,000             1.28
                    30,000           7           30,000             1.50
                 ---------                      -------
                 1,015,670                      817,170

13.   Related Party Transactions

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing certain of the Company's services. Pilling Weck, a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling Weck are made on commercial terms. Instrument purchases from Pilling Weck, including instruments financed under capital lease obligations, for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, were approximately $1,308, $969, and $556, respectively.

      In connection with the Company's January 1999 acquisition of ESI and SSI from TFX, the Company assumed approximately $6,500 of financing from Teleflex. In addition, the Company entered into a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2000 at a weighted average of 10.5% and at a fixed rate of 8% during 1999. Interest charged by TFX amounted to $1,684, $649 and $29 for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, respectively.

      Teleflex also charged the Company fees for executive management, legal, treasury, tax and other financial services. Fees of $350 were charged for each of the years ended December 31, 2000 and December 26, 1999, respectively.

      See Notes 8 and 10 for other related party transactions.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 31, 2000
(Dollars in Thousands, except per share)
--------------------------------------------------------------------------------

14.   Commitments and Contingencies:

      Minimum annual rental commitments for non-cancelable operating leases, principally for the Company's off-site sterilization facilities, at December 31, 2000 are as follows:

      2001                                                         $ 2,026
      2002                                                           1,839
      2003                                                           1,151
      2004                                                             984
      2005                                                             874
      Thereafter                                                     3,753
                                                                   -------
                                                                   $10,627
                                                                   =======

      Rent expense, net of sublease income of approximately $263, $293 and $86, was approximately $1,564, $1,521 and $389 for the years ended December 31, 2000, December 26, 1999 and December 31, 1998, respectively.

      The operating lease commitments summarized above do not include any amounts with respect to the Company's commitments to make certain repairs at its Syosset, NY facility.

      The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business. The Company does not believe that these actions will have a material impact on the Company's business, financial condition or results of operations.