Form 10-Q
period 2001-04-01
SSI SURGICAL SERVICES INC
filed 2001-05-16
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 1, 2001

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

      Number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2001:

         Common Stock, $.01 Par Value    19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
                        Three Months Ended April 1, 2001

                                                                       Page

Part I. Financial Information:

      Condensed Consolidated Balance Sheets as of April 1, 2001
        and December 31, 2000                                             3
      Condensed Consolidated Statements of Operations for the three
        months ended April 1, 2001 and March 26, 2000                     4
      Condensed Consolidated Statements of Cash Flows for the
        three months ended April 1, 2001 and March 26, 2000               5
      Notes to the Condensed Consolidated Financial Statements            6
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       7-9

Part II. Other Information:

      Item 6. Exhibits and Reports on Form 8-K                            9
      Signatures                                                          9

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                  April 1,
                                                    2001       December 31,
                                                 (Unaudited)       2000
                                                 -----------   ------------
                    Assets
Current Assets:
 Cash and cash equivalents                         $    385       $     71
 Accounts receivable less allowance for
    doubtful accounts of $491 and $470                7,666          7,831
 Prepaid expenses and other assets                    1,474          1,512
                                                   --------       --------
   Total current assets                               9,525          9,414

Property and equipment, net                          22,920         22,795
Intangibles and other assets                          5,101          5,201
                                                   --------       --------

   Total assets                                    $ 37,546       $ 37,410
                                                   ========       ========
     Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued expenses             $  2,721       $  3,481
 Obligations under capital leases                       449            465
                                                   --------       --------
   Total current liabilities                          3,170          3,946

Obligations under capital leases                        330            474
Payable to affiliates                                21,996         20,590
                                                   --------       --------
   Total liabilities                                 25,496         25,010

Shareholders' equity:
 Common Stock                                      $    195       $    195
 Additional paid-in capital                          23,019         23,019
 Accumulated deficit                                (11,164)       (10,814)
                                                   --------       --------
   Total shareholders' equity                        12,050         12,400
                                                   --------       --------

   Total liabilities and shareholders' equity      $ 37,546       $ 37,410
                                                   ========       ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in Thousands, except per share)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                   April 1,          March 26,
                                                    2001               2000
                                                ------------       ------------
Net revenues                                    $      8,460       $      7,699

Cost of revenues                                       7,191              6,560
Selling, general and administrative                    1,294              1,421
Interest                                                 549                391
                                                ------------       ------------
   Total costs and expenses                            9,034              8,372

Income (loss) before income taxes                       (574)              (673)
Income taxes (benefit)                                  (224)              (235)
                                                ------------       ------------

Net income (loss)                               $       (350)      $       (438)
                                                ============       ============

Earnings (loss) per common share - basic        $       (.02)      $       (.02)
                                                ============       ============

Earnings (loss) per common share - diluted      $       (.02)      $       (.02)
                                                ============       ============

Weighted average common shares                    19,491,216         19,491,216
                                                ============       ============

Weighted average dilutive common shares           19,491,216         19,491,216
                                                ============       ============

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                     April 1,      March 26,
                                                                       2001          2000
                                                                     --------      ---------
Cash flows from operating activities:
  Net income (loss)                                                  $  (350)      $  (438)
  Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
          Depreciation and amortization                                1,320           950
          Doubtful debt expense                                           30            30
          Changes in operating assets and liabilities:
              Accounts receivable                                        135         1,044
              Prepaid expenses and other assets                           36            92
              Accounts payable and accrued liabilities                  (760)         (443)
                                                                     -------       -------

                      Net cash provided by operating activities          411         1,235
                                                                     -------       -------

Cash flows for investing activities:
  Net purchase of property and equipment                              (1,343)       (1,027)
                                                                     -------       -------

                      Net cash used by investing activities           (1,343)       (1,027)
                                                                     -------       -------

Cash flows from financing activities:
  Repayments under capital lease obligations                            (160)         (293)
  Net borrowings from affiliates                                       1,406            74
                                                                     -------       -------

                      Net cash provided (used) by financing
                          activities                                   1,246          (219)
                                                                     -------       -------

Increase (decrease) in cash and cash equivalents                         314           (11)

Cash and cash equivalents at beginning of period                          71           254
                                                                     -------       -------

Cash and cash equivalents at end of period                           $   385       $   243
                                                                     -------       -------

                     See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.

            Notes to the Condensed Consolidated Financial Statements

NOTE 1

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The condensed statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10K. In the Company's opinion, all adjustments necessary for a fair presentation of these condensed statements have been included and are of a normal and recurring nature.

NOTE 2

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three months ended April 1, 2001 and March 26, 2000, since the result would be antidilutive.

NOTE 3

      Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation of the financial statements.

   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Revenues increased $760,000 or 9.9%, to $ 8,460,000 for the three months ended April 1, 2001 compared to $7,699,000 for the three months ended March 26, 2000. This increase is attributed to additional revenues from new customers and increased revenues from existing customers.

      Gross profit, defined as revenues less cost of revenues, increased to $1,269,000 or 15.0% for the three months ended April 1, 2001 compared with $1,140,000 or 14.8% for the three months ended March 26, 2000. This increase is consistent with the increase in revenues during the period.

      Selling, general and administrative expenses decreased by $124,000 to $1,294,000 for the three months ended April 1, 2001 compared to $1,421,000 for the three months ended March 26, 2000. The decrease was primarily the result of personnel reassigned to operations and a reduction in commissioned based selling expense.

      Interest expense increased by $158,000 to $549,000 for the three months ended April 1, 2001 compared to $391,000 for the three months ended March 26, 2000. This increase was the result of increased borrowings from affiliates.

      Net loss for the three months ended April 1, 2001 was $350,000 compared to net loss of $438,000 for the three months ended March 26, 2000. Basic and diluted earnings per share in the three months ended April 1, 2001 represented a net loss per share of $.02, compared to a net loss per share of $.02 in the three months ended March 26, 2000.

Liquidity and Capital Resources

      The Company generated cash flows from operations of $411,000 in the three months ended April 1, 2001 compared to $1,235,000 in the three months ended March 26, 2000. This decrease in cash flows compared to prior year was primarily the result of an increased collection effort during the first quarter of 2000. This successful effort reduced customer receivables to a more normal level where it has remained.

      Capital expenditures totaled $1,343,000 in the three months ended April 1, 2001 compared with $950,000 in the three months ended March 26, 2000. These purchases were principally surgical instruments and linen products made to support the Company's new and existing sales contracts.

      The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex) and cash flows from operating activities will provide support for these expenditures.

      The Company had $779,000 in obligations under capital leases for equipment and surgical instruments at April 1, 2001. In addition, the Company had borrowings of $21,996,000 outstanding at April 1, 2001 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future; and the sufficiency of funds for the Company's future working capital requirements during the next twelve months may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

May 9, 2001                               SSI SURGICAL SERVICES, INC.


                                    By: /s/ Todd Riddell
                                       -----------------------------------------
                                                     Todd Riddell
                                       President and Chief Operating Officer


                                    By: /s/ Paul A. D'Alesio
                                       -----------------------------------------
                                                 Paul A. D'Alesio
                                       Treasurer and Chief Financial Officer