Form 10-Q
period 2001-07-01
SSI SURGICAL SERVICES INC
filed 2001-08-15
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 1, 2001

                                       or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to ________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2001:

         Common Stock, $.01 Par Value     19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
                 Three Months and Six Months Ended July 1, 2001

                                                                            Page

Part I Financial Information:

         Condensed Consolidated Balance Sheets as of July 1, 2001
          and December 31, 2000                                                3
         Condensed Consolidated Statements of Operations for the three
          months and six months ended July 1, 2001 and June 25, 2000           4
         Condensed Consolidated Statements of Cash Flows for the six
          months ended July 1, 2001                                            5
         Notes to the Condensed Consolidated Financial Statements              6
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7-8

Part II Other Information:

         Item 6. Exhibits and Reports on Form 8-K                              9
         Signatures                                                           10

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

--------------------------------------------------------------------------------

                                                        July 01,
                                                          2001       December 31,
                                                      (Unaudited)        2000
                                                     ------------    ------------
                            Assets
Current Assets:

   Cash and cash equivalents                         $        186    $         71
   Accounts receivable less allowance for doubtful
     accounts of $508 and $470                              7,639           7,831
   Prepaid expenses and other assets                        1,586           1,512
                                                     ------------    ------------
       Total current assets                                 9,411           9,414

Property and equipment, net                                23,025          22,795
Intangibles and other assets                                4,998           5,201
                                                     ------------    ------------

       Total assets                                  $     37,434    $     37,410
                                                     ============    ============

       Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued expenses             $      2,681    $      3,481
   Obligations under capital leases                           449             465
                                                     ------------    ------------
       Total current liabilities                            3,130           3,946

Obligations under capital leases                              188             474
Payable to affiliates                                      22,346          20,590
                                                     ------------    ------------
       Total liabilities                                   25,664          25,010

Shareholders' equity:
   Common Stock                                      $        195    $        195
   Additional paid-in capital                              23,019          23,019
   Accumulated deficit                                    (11,444)        (10,814)
                                                     ------------    ------------
       Total shareholders' equity                          11,770          12,400
                                                     ------------    ------------

       Total liabilities and shareholders' equity    $     37,434    $     37,410
                                                     ============    ============

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in Thousands, except per share)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                  Three Months Ended             Six Months Ended
                                                  ------------------             ----------------
                                                July 1,        June 25,       July 1,        June 25,
                                                  2001           2000           2001           2000
                                                --------       --------       --------       --------
Net revenues                                    $  8,687       $  7,983       $ 17,147       $ 15,682
Cost of revenues                                   6,940          6,297         13,711         12,425
                                                --------       --------       --------       --------
    Gross profit                                   1,747          1,686          3,436          3,257

Distribution Expenses                                415            450            835            882
Selling, general and administrative                1,329          1,514          2,623          2,935
                                                --------       --------       --------       --------
    Income (loss) from operations                      3           (278)           (22)          (560)

Interest                                             472            405          1,021            796
                                                --------       --------       --------       --------
    Income (loss) before income taxes               (469)          (683)        (1,043)        (1,356)

Income taxes (benefit)                              (189)          (238)          (413)          (473)
                                                --------       --------       --------       --------

Net income (loss)                               $   (280)      $   (445)      $   (630)          (883)
                                                ========       ========       ========       ========

Earnings (loss) per common share - basic        $   (.01)      $   (.02)      $   (.03)          (.05)
                                                ========       ========       ========       ========

Earnings (loss) per common share - diluted      $   (.01)      $   (.02)      $   (.03)          (.05)
                                                ========       ========       ========       ========

Weighted average common shares                    19,491         19,491         19,491         19,491
                                                ========       ========       ========       ========

Weighted average dilutive common shares           19,491         19,491         19,491         19,491
                                                ========       ========       ========       ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           Six Months Ended
                                                           ----------------
                                                        July 1,        June 25,
                                                          2001           2000
                                                        --------       --------
Cash flows from operating activities:
 Net income (loss)                                      $   (630)      $   (883)
 Adjustments to reconcile net income to net cash
  Provided by (used in) operating activities:
    Depreciation and amortization                          2,663          2,146
    Doubtful debt expense                                     60             60
    Changes in operating assets and liabilities:
      Accounts receivable                                    132            996
      Prepaid expenses and other assets                      (74)          (158)
      Accounts payable and accrued liabilities              (800)           108
                                                        --------       --------

         Net cash provided by operating activities         1,351          2,269
                                                        --------       --------

Cash flows for investing activities:
  Net purchase of property and equipment                  (2,690)        (3,056)
                                                        --------       --------

         Net cash used by investing activities            (2,690)        (3,056)
                                                        --------       --------

Cash flows from financing activities:

  Repayments under capital lease obligations                (302)          (514)
  Net borrowings from affiliates                           1,756          1,249
                                                        --------       --------

         Net cash provided by financing activities         1,454            735
                                                        --------       --------

Increase (decrease) in cash and cash equivalents             115            (52)

Cash and cash equivalents at beginning of period              71            254
                                                        --------       --------

Cash and cash equivalents at end of period              $    186       $    202
                                                        ========       ========

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

NOTE 2

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three and six months ended July 1, 2001 and June 25, 2000, since the result would be antidilutive.

NOTE 3

      Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation of the financial statements.

NOTE 4

      Effective April 12, 2001, the Company entered into a Sales and Marketing Agreement with Pilling Surgical (Pilling), a wholly-owned subsidiary of Teleflex Incorporated (Teleflex) its majority shareholder. Under the terms of the agreement, Pilling is granted the sole and exclusive right to market the Company's comprehensive line of surgical support services to hospitals and ambulatory centers throughout the United States. The term of the agreement is for three years ending on April 30, 2004, and provides for early termination in the event billed sales of services from Pilling generated contracts during any calendar year do not exceed amounts specified in the agreement. During each calander year, the Company will pay Pilling a fee at the rate of 19.2% on billed sales from contracts signed in that calendar year. In the six months ended July 1, 2001, Pilling earned fees totalling $30,576.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

            Revenues increased $704,000 or 8.8%, to $8,687,000 for the three months ended July 1, 2001 compared to $7,983,000 for the three months ended June 25, 2000. Revenues increased $1,465,000 or 9.3%, to $17,147,000 for the six months ended July 1, 2001 compared to $15,682,000 for the six months ended June 25, 2000. This increase is attributed to additional revenues from new customers and increased revenues from existing customers.

      Gross profit increased to $1,747,000 or 20.1% for the three months ended July 1, 2001 compared with $1,686,000 or 21.1% for the three months ended June 25, 2000. Gross profit increased to $3,436,000 or 20.0% for the six months ended July 1, 2001 compared with $3,257,000 or 20.8% for the three months ended June 25, 2000. This increase is consistent with the increase in revenues during the period.

      Distribution costs decreased to $415,000 or 4.8% for the three months ended July 1, 2001 compared with $450,000 or 5.6% for the three months ended June 25, 2000. Distribution costs decreased to $835,000 or 4.9% for the six months ended July 1, 2001 compared with $882,000 or 5.6% for the three months ended June 25, 2000. The decrease in distribution costs from reprocessing facilities resulted from a reduction in the use of third party transport services.

      Selling, general and administrative expenses decreased by $185,000 to $1,329,000 for the three months ended July 1, 2001 compared to $1,514,000 for the three months ended June 25, 2000. Selling, general and administrative expenses decreased by $312,000 to $2,623,000 for the six months ended July 1, 2001 compared to $2,935,000 for the six months ended June 25, 2000. The decrease was primarily the result of personnel reassigned to operations and a reduction in commissioned based selling expense relating to the Pilling Sales and Marketing Agreement.

      Interest expense increased by $67,000 to $472,000 for the three months ended July 1, 2001 compared to $405,000 for the three months ended June 25, 2000. Interest expense increased by $225,000 to $1,021,000 for the six months ended July 1, 2001 compared to $796,000 for the six months ended June 25, 2000. This increase was the result of increased borrowings from affiliates offset by lower interest rates.

      Net loss for the three months ended July 1, 2001 was $280,000 compared to net loss of $445,000 for the three months ended June 25, 2000. Net loss for the six months ended July 1, 2001 was $630,000 compared to net loss of $883,000 for the six months ended June 25, 2000. Basic and diluted earnings per share in the three months ended July 1, 2001 represented a net loss per share of $.01, compared to a net loss per share of $.02 in the three months ended June 25, 2000. Basic and diluted earnings per share in the six months ended July 1, 2001 represented a net loss per share of $.03, compared to a net loss per share of $.05 in the six months ended June 25, 2000.

Liquidity and Capital Resources

      The Company generated cash flows from operations of $1,351,000 in the six months ended July 1, 2001 compared to $2,269,000 in the six months ended June 25, 2000. This decrease in cash flows compared to prior year was primarily the result of an increased collection effort during the first quarter of 2000. This successful effort reduced customer receivables to a more normal level where it has remained.

      Capital expenditures totaled $2,690,000 in the six months ended July 1, 2001 compared with $3,056,000 in the six months ended June 25, 2000. These purchases were principally surgical instruments and linen products made to support the Company's new and existing sales contracts.

      The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex) and cash flows from operating activities will provide support for these expenditures.

      The Company had $637,000 in obligations under capital leases for equipment and surgical instruments at July 1, 2001. In addition, the Company had borrowings of $22,158,000 outstanding at July 1, 2001 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

      The Company's future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company may require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Approximately 65% of the Company's healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

August 8, 2001                                SSI SURGICAL SERVICES, INC.


                                        By: /s/ Todd Riddell
                                           -------------------------------------

                                                       Todd Riddell
                                           President and Chief Executive Officer


                                        By: /s/ Paul A. D'Alesio
                                           -------------------------------------

                                                      Paul A. D'Alesio
                                           Treasurer and Chief Financial Officer