Form 10-Q
period 2001-09-30
SSI SURGICAL SERVICES INC
filed 2001-11-14
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2001

                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2001:

      Common Stock, $.01 Par Value          19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
              Three Months and Nine Months Ended September 30, 2001

                                                                            Page

Part I Financial Information:

      Condensed Consolidated Balance Sheets as of September 30, 2001
        and December 31, 2000                                                  3
      Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and
        September 24, 2000                                                     4
      Condensed Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2001                                        5
      Notes to the Condensed Consolidated Financial Statements                 6
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            7-9

Part II Other Information:

      Item 6. Exhibits and Reports on Form 8-K                                10
      Signatures                                                              10

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                    September 30,
                                                         2001       December 31,
                                                      (Unaudited)       2000
                                                    -------------   ------------
                      Assets
Current Assets:
  Cash and cash equivalents                            $     40       $     71
  Accounts receivable less allowance for doubtful
    accounts of $537 and $470                             7,121          7,831
  Prepaid expenses and other assets                       1,613          1,512
                                                       --------       --------
      Total current assets                                8,774          9,414

Property and equipment, net                              23,212         22,795
Intangibles and other assets                              4,889          5,201
                                                       --------       --------

      Total assets                                     $ 36,875       $ 37,410
                                                       ========       ========

       Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                $  2,522       $  3,481
  Obligations under capital leases                          442            465
                                                       --------       --------
      Total current liabilities                           2,964          3,946

Obligations under capital leases                             59            474
Payable to affiliates                                    22,537         20,590
                                                       --------       --------
      Total liabilities                                  25,560         25,010

Shareholders' equity:
  Common Stock                                         $    195       $    195
  Additional paid-in capital                             23,019         23,019
  Accumulated deficit                                   (11,899)       (10,814)
                                                       --------       --------
      Total shareholders' equity                         11,315         12,400
                                                       --------       --------

      Total liabilities and shareholders' equity       $ 36,875       $ 37,410
                                                       ========       ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in Thousands, except per share)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                 Three Months Ended             Nine Months Ended
                                             ----------------------------  ----------------------------
                                             September 30,  September 24,  September 30,  September 24,
                                                  2001           2000           2001           2000
                                             -------------  -------------  -------------  -------------
Net revenues                                    $  8,558       $  7,741       $ 25,705       $ 23,423
Cost of revenues                                   7,142          6,083         20,853         18,508
                                                --------       --------       --------       --------
    Gross profit                                   1,416          1,658          4,852          4,914

Distribution Expenses                                409            427          1,244          1,309
Selling, general and administrative                1,298          1,634          3,921          4,569
                                                --------       --------       --------       --------
    Income (loss) from operations                   (291)          (403)          (313)          (964)

Interest                                             444            487          1,465          1,282
                                                --------       --------       --------       --------
    Income (loss) before income taxes               (735)          (890)        (1,778)        (2,246)

Income taxes (benefit)                              (280)          (316)          (693)          (789)
                                                --------       --------       --------       --------

Net income (loss)                               $   (455)      $   (574)      $ (1,085)        (1,457)
                                                ========       ========       ========       ========

Earnings (loss) per common share - basic        $   (.02)      $   (.03)      $   (.06)          (.07)
                                                ========       ========       ========       ========

Earnings (loss) per common share - diluted      $   (.02)      $   (.03)      $   (.06)          (.07)
                                                ========       ========       ========       ========

Weighted average common shares                    19,491         19,491         19,491         19,491
                                                ========       ========       ========       ========

Weighted average dilutive common shares           19,491         19,491         19,491         19,491
                                                ========       ========       ========       ========

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                      ---------------------------------
                                                      September 30,       September 24,
                                                          2001                2000
                                                      -------------       -------------
Cash flows from operating activities:
  Net loss                                               $(1,085)            $  (883)
  Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
      Depreciation and amortization                        4,043               2,146
      Doubtful debt expense                                   90                  60
      Changes in operating assets and liabilities:
        Accounts receivable                                  620                 996
        Prepaid expenses and other assets                    (94)               (158)
        Accounts payable and accrued liabilities            (959)                108
                                                         -------             -------

          Net cash provided by operating activities        2,615               2,269
                                                         -------             -------

Cash flows for investing activities:
  Net purchase of property and equipment                  (4,155)             (3,056)
                                                         -------             -------

          Net cash used by investing activities           (4,155)             (3,056)
                                                         -------             -------

Cash flows from financing activities:
  Repayments under capital lease obligations                (438)               (514)
  Net borrowings from affiliates                           1,947               1,249
                                                         -------             -------

          Net cash provided by financing activities        1,509                 735
                                                         -------             -------

Decrease in cash and cash equivalents                        (31)                (52)

Cash and cash equivalents at beginning of period              71                 254
                                                         -------             -------

Cash and cash equivalents at end of period               $    40             $   202
                                                         =======             =======

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.

            Notes to the Condensed Consolidated Financial Statements

NOTE 1

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The condensed statements should be read in conjunction with the financial statements and notes thereto included in the latest Form 10K of SSI Surgical Services, Inc. (the "Company"). In the Company's opinion, all adjustments necessary for a fair presentation of these condensed statements have been included and are of a normal and recurring nature.

NOTE 2

      Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2001 and September 24, 2000, since the result would be antidilutive.

NOTE 3

      Certain items in the 2000 financial statements have been reclassified to conform with the 2001 presentation of the financial statements.

NOTE 4

      Effective September 7, 2001, the Company entered into a Joint Venture Agreement with World Healthcare Systems (WHS). Under the terms of the agreement, the Company and WHS will form a joint venture, World SSI LLC, to be majority owned by WHS. World SSI will sell and market the Company's comprehensive line of Off-Site surgical support services to hospitals and ambulatory surgery centers. As part of the joint venture arrangement, World SSI will, subject to certain performance criteria, acquire the Company's existing Off-Site facilities through which SSI currently carries on its Off-Site business.

NOTE 5

      On June 30, 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001, to be accounted for using the purchase method of accounting. Effective in the first quarter of 2002, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized but instead be tested for impairment on an annual basis. The Company is still analyzing the effect of SFAS No. 142 on the financial statements, including the required transitional impairment tests.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

      Revenues increased $817,000 or 10.6%, to $8,558,000 for the three months ended September 30, 2001 compared to $7,741,000 for the three months ended September 24, 2000. Revenues increased $2,282,000 or 9.7%, to $25,705,000 for the nine months ended September 30, 2001 compared to $23,423,000 for the nine months ended September 24, 2000. This increase is attributed to additional revenues from new customers and increased revenues from existing customers.

      Gross profit decreased to $1,416,000 or 16.6% for the three months ended September 30, 2001 compared with $1,658,000 or 21.4% for the three months ended September 24, 2000. Gross profit decreased to $4,852,000 or 18.9% for the nine months ended September 30, 2001 compared with $4,914,000 or 21.0% for the nine months ended September 24, 2000. This decrease is attributed to a volume decline at the offsite reprocessing facilities and an unfavorable labor variance resulting from fluctuations in weekly procedure volumes and instrument reprocessing training of operations personnel. In addition, increasing costs of revenues associated with fixed price sales contracts, several of which are being renegotiated while others will expire by year end, has had a negative impact on gross profit.

      Distribution costs decreased to $409,000 or 4.8% for the three months ended September 30, 2001 compared with $427,000 or 5.5% for the three months ended September 24, 2000. Distribution costs decreased to $1,244,000 or 4.8% for the nine months ended September 30, 2001 compared with $1,309,000 or 5.6% for the nine months ended September 24, 2000. The decrease in distribution costs from reprocessing facilities resulted from a reduction in the use of third party transport services.

      Selling, general and administrative expenses decreased by $336,000 to $1,298,000 for the three months ended September 30, 2001 compared to $1,634,000 for the three months ended September 24, 2000. Selling, general and administrative expenses decreased by $648,000 to $3,921,000 for the nine months ended September 30, 2001 compared to $4,569,000 for the nine months ended September 24, 2000. The decrease was primarily the result of personnel reassigned to operations and a reduction in commissioned based selling expense relating to the Pilling Sales and Marketing Agreement.

      Interest expense decreased by $43,000 to $444,000 for the three months ended September 30, 2001 compared to $487,000 for the three months ended September 24, 2000. Interest expense increased by $183,000 to $1,465,000 for the nine months ended September 30, 2001 compared to $1,282,000 for the nine months ended September 24, 2000. This increase was the result of increased borrowings from affiliates offset by lower interest rates.

      Net loss for the three months ended September 30, 2001 was $455,000 compared to net loss of $574,000 for the three months ended September 24, 2000. Net loss for the nine months ended September 30, 2001 was $1,085,000 compared to net loss of $1,457,000 for the nine months ended September 24, 2000. Basic and diluted earnings per share in the three months ended September 30, 2001 represented a net loss per share of $.02, compared to a net loss per share of $.03 in the three months ended September

24, 2000. Basic and diluted earnings per share in the nine months ended September 30, 2001 represented a net loss per share of $.06, compared to a net loss per share of $.07 in the nine months ended September 24, 2000.

Liquidity and Capital Resources

      The Company generated cash flows from operations of $2,615,000 in the nine months ended September 30, 2001 compared to $698,000 in the nine months ended September 24, 2000. This increase in cash flows compared to prior year was primarily the result of an apprroximately $1,900,000 increase in noncash expense items impacting net loss.

      Capital expenditures totaled $4,155,000 in the nine months ended September 30, 2001 compared with $5,536,000 in the nine months ended September 24, 2000. These purchases were principally surgical instruments and linen products made to support the Company's new and existing sales contracts.

      The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex) and cash flows from operating activities will provide support for these expenditures.

      The Company had $501,000 in obligations under capital leases for equipment and surgical instruments at September 30, 2001. In addition, the Company had borrowings of $22,284,000 outstanding at September 30, 2001 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

November 12, 2001                       SSI SURGICAL SERVICES, INC.


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