Form 10-K
period 2001-12-30
SSI SURGICAL SERVICES INC
filed 2002-04-01
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 11, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $719,001, based on the average bid and asked price of the registrant's Common Stock on March 11, 2002 as reported on the Nasdaq Bulletin Board System.

      The registrant had 19,491,216 Common Shares outstanding as of March 11, 2002.

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

      SSI was formed in 1997 as a joint venture between TFX and the Company. SSI was established to provide general and specialty instrument sets, basins and surgical gowns and towels to hospitals and other facilities. In August 1998, SSI acquired Sterilization Management Group ("SMG") which owned and managed five surgical instrument and linen reprocessing facilities located in Baltimore, Chicago, Detroit, Houston, and Tampa.

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

      This business currently operates five industrial reprocessing facilities that can sterilize, package, reassemble, decontaminate and deliver to customers on a daily basis. The Company provides Instrument Sets for operating room and labor and delivery room procedures, such as gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage.

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

Competition

      The Company's principal competition for its on-site management programs is the hospitals' in-house departments. In addition, on-site services are offered by several local and regional service companies as well as large corporations such as Allegiance, who now competes with several on-site service offerings that include: instrument processing, consulting, department management, staffing, training, and endoscopy services. The Company is recognized as one of the only service providers to offer the full service continuum and a flexible service offering. It provides customized solutions that include both on-site and off-site management programs for individual hospitals and healthcare delivery networks.

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

Customers

      The Company markets and sells services to acute care hospitals, and stand-alone surgery centers in 15 states and the District of Columbia. Customers have been attracted to the Company because of its quality of service, comprehensive service offering and cost reduction opportunities. The Company provides services directly to the customer, thereby eliminating a third party to intervene on its behalf. Customers become interested in the Company's service menu due to the following:

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

      Hospitals have continued to embrace the idea of outsourcing support functions that are not core competencies. Outsourcing those areas that have significant staff requirements demanding specialized knowledge, large upfront capital demands, and space constraints has become increasingly more universal. The idea of outsourcing is consistent with the customer's focus on improved efficiency, cost reduction, improved patient care and staff and physician satisfaction. The Company allows hospitals to focus on these initiatives by outsourcing the ownership of instrumentation, surgical linen, and equipment.

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

      As of March 11, 2002, the Company provided services pursuant to service contracts with 185 hospitals and ambulatory surgi-centers. For the fiscal year ended December 30, 2001, one customer accounted for 10% or more of the Company's total revenues and 10 customers represented approximately 47% of the accounts receivable balance. The loss of any one of these customers could have a significant impact on the Company's financial position or results of operations.

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

Employees

      As of December 30, 2001, the Company had 454 full-time and 27 part-time employees. None of its employees are covered by any collective bargaining agreement.

Item 2. Description of Property

      Surgical Services leases facilities used for decontamination, sterilization, and packaging of reusable surgical instruments and surgical linens. The Company owns substantial leasehold improvements and equipment located in each of the facilities. The Company also maintains its corporate headquarters and an instrument repair facility in leased offices in Orlando, Florida.

The table below sets forth information on the Company's properties:

Location              Approximate Size      Owned/Leased     Lease Expiration
--------              ----------------      ------------     ----------------

Baltimore, MD.          40,000 sq. ft.        Leased         February 28, 2003
McGaw Park, IL          26,000 sq. ft.        Leased         September 7, 2010
Livonia, MI             32,000 sq. ft.        Leased         August 31, 2003
Houston, TX             46,000 sq. ft.        Leased         April 30, 2003
Syosset, NY            103,000 sq. ft.(1)     Leased         March 31, 2010
Tampa, FL               47,000 sq. ft         Leased         November 30, 2002
Orlando, FL             10,000 sq. ft.        Leased         December 31, 2008

Note:

1. The Company subleases approximately 50,000 square feet of the premises. The Company is currently renegotiating this sublease agreement.

      The company conducts a substantial portion of its business in facilities (primarily hospitals and surgery centers) owned or operated by the customer. The Company has no obligation for rent, utilities, or maintenance of those facilities.

      The Company believes that its facilities are suitable for its operations as presently conducted and for its foreseeable future operations. Equipment owned or leased by the Company is believed adequate for the Company's present and foreseeable operations; however, they will require capacity enhancements as business continues to expand. The Company believes that additional facilities and equipment can be acquired as necessary.

Item 3. Legal Proceedings

      In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the financial position, cash flows or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

      No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 30, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock, $.01 par value per share, is quoted on the Nasdaq Bulletin Board (under the symbol "SGSI"). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 11, 2002 was 248.

      The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 2002 (through March 11, 2002):

2002                                                High Bid            Low Bid
-------------------------------------------------------------------------------
First Quarter (through March 11, 2002)               $0.40              $0.20

2001
----
Fourth Quarter                                        0.30               0.19
Third Quarter                                         0.39               0.18
Second Quarter                                        0.37               0.16
First Quarter                                         0.56               0.25

2000
----
Fourth Quarter                                        0.44               0.13
Third Quarter                                         0.81               0.31
Second Quarter                                        1.25               0.50
First Quarter                                         1.50               0.13

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make and continuously evaluate estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, impairing their ability to make payments, additional allowances may be required.

Valuation of Long-lived Assets. The Company's long-lived assets include property, plant and equipment and goodwill, which are reviewed annually for impairment based on estimates of future cash flows. In addition, the Company will adopt Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets in fiscal year 2002. SFAS 142 requires goodwill and other intangible assets to be subject to an annual determination of continuing value (an impairment test) rather than be amortized annually.

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

Results of Operations

2001 Compared with 2000

Revenues

      Revenues increased $1,976,000, or 6.2%, from $31,935,000 in fiscal 2000 to $33,911,000 in fiscal 2001. This increase is attributable to the full year impact of multi-year contracts signed in 2000 and the partial year impact of new multi-year contracts signed in fiscal 2001. In fiscal

2001, the Company's instrument and linen sterilization services, endoscopic services and management of sterile processing departments within hospitals accounted for approximately 44%, 47% and 9%, respectively, of the Company's revenues, compared to 50%, 41% and 9% in 2000. These sources of revenue reflect the Company's stategy to provide a complete service offering to hospitals and surgery centers.

Operating Expenses

      Operating expenses increased $2,530,000 or 10.0% from $25,393,000 in fiscal 2000 to $27,923,000 in fiscal 2001. This increase was principally the result of additional volume, additional training of operations personnel and higher depreciation expense.

Distribution Costs

      Distribution costs decreased $152,000 or 8.6% from $1,768,000 in fiscal 2000 to $1,616,000 in fiscal 2001. The decrease in distribution costs from reprocessing facilities resulted from more efficient route planning and the reduction in use of third party transport services.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses decreased by $909,000 from $6,332,000 in 2000 to $5,423,000 in fiscal 2001. The decrease was primarily the result of a reduction in commissioned based selling expense relating to the Pilling Sales and Marketing Agreement. The Company expects the current level of selling, general and administrative expenses to remain relatively stable during 2002.

Interest Expense

      Interest expense increased by $3,000 from $1,838,000 in fiscal 2000 to $1,841,000 in fiscal 2001. The increase is attributed to interest on existing and additional borrowings from Teleflex used in connection with continued capital spending on surgical instruments and linens to support the growth of the hospital business, offset by a decrease in interest rates from a weighted average of 10.5% in fiscal 2000 to a weighted average of 8.2% in fiscal 2001.

Write-down of Assets

      Write-down of assets includes $234,000 carrying value of unrecoverable equipment relating to an endoscopic contract and $358,000 for closure of the Houston facility.

Net Income (Loss)

      Net loss in fiscal 2001 was $2,125,000 an increase of $53,000 from net loss of $2,072,000 in fiscal 2000. Diluted and basic loss per share in fiscal 2001 and 2000 was $0.11.

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

Liquidity and Capital Resources

      The Company generated cash flow from operations of $3,922,000 in fiscal 2001 compared to $1,575,000 in fiscal 2000. The increase in cash flow resulted from a reduced loss before depreciation expense and a reduction in working capital in relation to fiscal 2000.

      Capital expenditures totaled $6,076,000 in 2001 compared with $7,534,000 in 2000. These purchases were principally surgical instruments and linen products made to support the Company's new sales contracts entered into during fiscal 2001 and fiscal 2000. In addition, approximately $1,100,000 was invested in leasehold improvements at the Syosset, NY reprocessing and sterilization facility.

      The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex and cash flows from operating activities will provide support for these expenditures.

      The Company had $376,000 in obligations under capital leases for equipment and surgical instruments at December 30, 2001. In addition, the Company had borrowings of $23,157,000 outstanding at December 30, 2001 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The additional borrowings under this agreement of $2,657,000 during fiscal 2001 were used to support capital expenditures and net third party debt repayment of $563,000. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

      The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2002.

Inflation

      The Company believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

Certain Factors That May Affect Future Results

      From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future; the sufficiency of funds for the Company's working capital requirements during 2002 may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

      The Company's future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Approximately 64% of the Company's healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth certain information regarding the individuals who are directors and executive officers as of March 11, 2002 and the positions currently held by each such person with the Company.

        Name                Age              Position
        ----                ---              --------
Todd Riddell                42      Director, President, Chief Executive Officer
John J. Sickler (1)         60      Director, Chairman of the Board
Steven K. Chance (2)        56      Director, Secretary
D. Michael Deignan (2)      58      Director
Christopher E. Tihansky     37      Director
Michael S. Irwin            54      Vice President Off Site Operations
Paul A. D'Alesio            44      Treasurer, Chief Financial Officer

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

      Christopher E. Tihansky was elected Director of the Company on September 19, 2001. Since April 1999, he has been Vice President Business Development of Teleflex Medical Group, a business segment of Teleflex. From September 1995 to April 1999 he was Senior Healthcare Analyst at Genesis Merchant Group, an investment banking firm.

                               Executive Officers

      Michael S. Irwin was elected Vice President-Off Site Operations on March 2, 1999. For two years prior to March 2, 1999 he was General Manager of Sterilization Management Group ("SMG") which was acquired by SSI in August 1998. SMG owned and managed five surgical instrument and linen reprocessing facilities. From 1994 to 1997 he was a plant manager and division director of operations for the Interwoven Division of Baxter Healthcare, Inc., a manufacturer and distributor of medical supplies and equipment.

      Paul A. D'Alesio was elected Treasurer and Chief Financial Officer on March 2, 1999. For more than five years prior thereto he was Controller of Meyer International, Inc., a holding company for distributors of building materials and its subsidiaries.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                     Annual Compensation              Compensation Awards
                                     -------------------              -------------------
                                                                 Securities             (1)
 Name and Principal                     Salary      Bonus        Underlying          All Other
      Position                  Year     ($)         ($)          Options          Compensation ($)
                                -------------------------------------------------------------------

Todd Riddell,                   2001    200,000      7,500        150,000              3,236
      Pres., CEO & Director     2000    179,231     15,000                             2,688
                                1999    143,439     99,974         50,000              2,222
Michael S. Irwin,               2001    129,291      5,000         25,000              2,143
      Vice-President            2000    125,000     10,000                             1,927
                                1999    115,391      8,000         15,000              1,074
Paul A. D'Alesio,               2001    118,947      5,000         25,000              1,988
      Treas. & CFO              2000    115,000     10,000                             1,854
                                1999     89,779         --         15,000              1,240
Craig Little,                   2001    119,904         --         25,000              1,916
      Vice-President            2000    104,538     22,500                             1,682
                                1999      83288     13,550         15,000              1,684
Raymond Taurasi,(2)             2001    100,362     12,000                                --
      Project Director          2000     93,743     10,000                                --
                                1999     89,907      8,233                                --

(1) Represents the Company's matching contributions to the 401K Plan.

(2) See "Severance Agreements".

                        Option Grants in Last Fiscal Year

                             Individual Grants
                   -------------------------------------

                    Number of    Percent of
                   Securities   Total Options  Exercise
                   Underlying    Granted to    or Base              Grant Date
                    Options     Employees in    Price   Expiration   Present
      Name         Granted (#)   Fiscal Year    ($/Sh)    Date       Value $ (1)
      --------------------------------------------------------------------------

Todd Riddell        150,000        46.9%        .44      3/8/11      37,290
Michael S. Irwin     25,000         7.8%        .44      3/8/11       6,215
Paul A. D'Alesio     25,000         7.8%        .44      3/8/11       6,215

(1) The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2001; no dividend yield; expected volatility of 90%; risk-free interest rate of 4.65% to 4.70%; and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year End Option Values

                                              Number of Securities              Value of Unexercised
                                             Underlying Unexercised             in-the-money options
                                               Options at Fiscal                 at Fiscal Year End
                                                   Year End(#)                         (#)(1)
                Shares Acquired    Value
     Name         on Exercise     Realized   Exercisable   Unexercisable  Exercisable  Unexercisable
     -----------------------------------------------------------------------------------------------

Todd Riddell            0            0          62,500        137,500         0            0
Michael S. Irwin        0            0          13,750         26,250         0            0
Paul A. D'Alesio        0            0          13,750         26,250         0            0
D. Michael Deignan      0            0         247,170              0         0            0

(1) Market value of underlying securities at year end minus the exercise price.

                              Severance Agreements

      The Company has a severance agreement with Mr. Taurasi whose position was eliminated on January 29, 2002. The agreement calls for payment of his base salary and benefits for a period of three months ending April 23, 2002.

                            Compensation of Directors

      Messrs. Deignan and Whittaker were the only Directors in 2001 who were not employees of the Company or TFX. Mr. Whittaker resigned as Director in February 2001. Outside Directors are paid an annual fee of $3,000 plus a meeting fee of $500.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 11, 2002, the beneficial ownership of the Company's voting securities by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Company's voting securities outstanding at such date, (ii) each current Director of the Company, (iii) each executive officer of the Company and (iv) all current Directors and executive officers as a group:

                                          Number of Shares        Percentage of Total
Name and Address (1)                    Beneficially Owned (2)    Voting Securities (3)
--------------------                    ----------------------    ---------------------

John J. Sickler (4)                          17,970,720                85.61%
c/o TFX Equities Incorporated ("TFX")
630 West Germantown Pike
Suite 450
Plymouth Meeting, PA 19462

D. Michael Deignan (5)                          310,470                 1.57%

Steven K. Chance                                     --                    *

Christopher E. Tihansky                              --                    *

Todd Riddell (6)                                 62,500                    *

Michael S. Irwin (7)                             23,750                    *

Paul A. D'Alesio (8)                             26,250                    *

                                             ----------           ----------

All Executive Officers and Directors
as a group (9) .....................         18,393,690                86.24%


----------
*     Represents holdings of less than 1%

(1) Pursuant to the rules of the SEC, addresses are provided only for 5% beneficial owners.

(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares shown as owned, based on information provided to the Company by the persons and entities named in the table.

(3) Total Voting Securities are 19,491,216 shares of Common Stock. Pursuant to the rules of the SEC, all outstanding options and warrants which are exercisable within 60 days of March 11, 2001 ("Presently Exercisable Securities") held by the relevant person or entity are included as outstanding Total Voting Securities for purposes of determining that person's or entity's Percentage of Total Voting Securities, but are not included for purposes of determining any other person's or entity's Percentage of Total Voting Securities.

(4) Consists of 16,470,720 shares of Common Stock and 1,500,000 Presently Exercisable Securities held by TFX. Mr. Sickler is President of TFX and has voting and investment power over the shares held by TFX. Mr. Sickler disclaims beneficial ownership of the shares held by TFX.

(5) Consists of 63,300 shares of Common Stock owned and 247,170 Presently Exercisable Securities.

(6)   Consists of 62,500 Presently Exercisable Securities.

(7) Consists of 10,000 shares of Common Stock and 13,750 Presently Exercisable Securities.

(8) Consists of 12,500 shares of Common Stock and 13,750 Presently Exercisable Securities.

(9) Consists of 16,556,520 shares of Common Stock and 1,837,170 Presently Exercisable Securities.

Item 13. Certain Relationships and Related Transactions

      John J. Sickler, a Director of the Company, is Vice Chairman of Teleflex and President of TFX, a subsidiary of Teleflex. TFX owns 84.5% of the outstanding voting securities of SSI.

      Steven K. Chance, a Director and Secretary of the Company, is Vice President, Secretary and General Counsel of Teleflex.

      Christopher E. Tihansky, a Director of the Company, is Vice President Business Development of Teleflex Medical Group, a business segment of Teleflex.

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

      In connection with the Company's January 1999 acquisition of ESI and SSI from TFX, the Company assumed approximately $6,500,000 of financing from Teleflex. In addition, the Company entered into a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500,000 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2001 and 2000 at a weighted average rate of 8.2% and 10.5%, respectively. Interest charged by TFX amounted to $1,777,000, $1,684,000 and $649,000 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pilling Weck, a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling Weck are made on commercial terms. Instrument purchases from Pilling Weck, including instruments financed under capital lease obligations, for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, were approximately $772,000, $1,308,000, and $969,000, respectively.

      Teleflex charges the Company fees for legal, treasury, tax and other financial services. Fees of $200,000 were charged for the year ended December 30, 2001.

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

March 26, 2002                      SSI SURGICAL SERVICES, INC.


                                    By: /s/ Todd Riddell
                                        ---------------------------------
                                    Name: Todd Riddell
                                    Title: President and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature                  Title(s)                                  Date
------------------                  --------                                  ----

/s/ Todd Riddell                    President, Chief Executive Officer     March 26, 2002
-----------------------------       (principal executive)
Todd Riddell


/s/ Paul A. D'Alesio                Treasurer, Chief Financial Officer     March 26, 2002
-----------------------------       (principal accounting officer)
Paul A. D'Alesio


/s/ John J. Sickler                 Director, Chairman of the Board        March 26, 2002
-----------------------------
John J. Sickler


/s/ Steven K. Chance                Director and Secretary                 March 26, 2002
-----------------------------
Steven K. Chance


/s/ D. Michael Deignan              Director                               March 26, 2002
-----------------------------
D. Michael Deignan


/s/ Christopher E. Tihansky         Director                               March 26, 2002
-----------------------------
Christopher E. Tihansky

SSI Surgical Services, Inc.
Index to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------

                                                                           Page
Financial Statements:

   Report of Independent Accountants                                       F-2

   Consolidated Balance Sheets at December 30, 2001 and December 31, 2000  F-3

   Consolidated Statements of Operations for the years ended December 30,
     2001, December 31, 2000 and December 26, 1999                         F-4

   Consolidated Statements of Shareholders' Equity for the years ended
     December 30, 2001, December 31, 2000 and December 26, 1999            F-5

   Consolidated Statements of Cash Flows for the years ended December 30,
     2001, December 31, 2000 and December 26, 1999                         F-6

   Notes to the Consolidated Financial Statements                          F-7

                        Report of Independent Accountants

To the Shareholders and Board of Directors of SSI Surgical Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SSI Surgical Services, Inc. at December 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2002

SSI Surgical Services, Inc.
Consolidated Balance Sheets
December 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                     Assets                                 2001       2000

Current assets:
  Cash and cash equivalents                                              $     72    $     71
  Accounts receivable, net of allowance for doubtful accounts
    of $567 and $470                                                        6,794       7,831
  Prepaid expenses and other assets                                         1,416       1,512
                                                                         --------    --------
     Total current assets                                                   8,282       9,414
                                                                         --------    --------
Property and equipment, net                                                23,412      22,795
Intangibles, net                                                            4,637       5,043
Other assets                                                                  149         158
                                                                         --------    --------
                                                                         $ 36,480    $ 37,410
                                                                         ========    ========

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued expenses                                  $  2,521    $  3,481
  Obligations under capital leases                                            346         465
                                                                         --------    --------
     Total current liabilities                                              2,867       3,946
                                                                         --------    --------
Obligations under capital leases                                               30         474
Payable to affiliates                                                      23,308      20,590
                                                                         --------    --------
     Total liabilities                                                     26,205      25,010
                                                                         --------    --------
Shareholders' equity:
  Common stock, par value $.01 per share, authorized 30,000,000 shares,
    issued and outstanding 19,491,216 shares                                  195         195
 Additional paid-in capital                                                23,019      23,019
 Accumulated deficit                                                      (12,939)    (10,814)
                                                                         --------    --------
     Total shareholders' equity                                            10,275      12,400
                                                                         --------    --------
     Total liabilities and shareholders' equity                          $ 36,480    $ 37,410
                                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statements of Operations
For the Years Ended December 30, 2001, December 31, 2000 and
December 26, 1999
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

                                                             2001            2000           1999

Net revenues                                          $     33,911    $     31,935    $    30,792
                                                      ------------    ------------    -----------
Cost and expenses:
  Operating                                                 27,923          25,393         23,888
  Distribution                                               1,616           1,768          1,447
  Selling, general and administrative                        5,423           6,332          3,691
Other expenses:
  Interest expense                                           1,841           1,838          1,048
  Write-down of assets                                         592              --             --
                                                      ------------    ------------    -----------
    Total costs and expenses                                37,395          35,331         30,074
                                                      ------------    ------------    -----------
Income (loss) before income taxes                           (3,484)         (3,396)           718
                                                      ------------    ------------    -----------
Income taxes                                                (1,359)         (1,324)           197
                                                      ------------    ------------    -----------
Net income (loss) applicable to common shareholders   $     (2,125)   $     (2,072)   $       521
                                                      ============    ============    ===========
Earnings (loss) per common share - basic              $       (.11)   $       (.11)   $       .03
                                                      ============    ============    ===========
Earnings (loss) per common share - diluted            $       (.11)   $       (.11)   $       .03
                                                      ============    ============    ===========
Weighted average common shares                          19,491,216      19,491,216     19,491,216
                                                      ============    ============    ===========
Weighted average dilutive common shares                 19,491,216      19,491,216     19,491,216
                                                      ============    ============    ===========

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statements of Shareholders' Equity
For the Years Ended December 30, 2001, December 31, 2000 and December 26, 1999
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

                                       Common stock             Preferred stock       Additional
                                  ---------------------    ----------------------      paid-in     Accumulated
                                    Shares       Amount       Shares       Amount      capital       deficit       Total

Balance at December 31, 1998       3,170,496    $    32     1,945,625    $  1,946      $ 7,565     $ (9,263)     $   280

    Issuance of common stock      13,400,000        134                                 11,591                    11,725
    Preferred stock conversion     2,920,720         29    (1,945,625)     (1,946)       3,863        1,946
    Net income for the year                                                                             521          521
                                  ----------    -------    ----------    --------      -------     --------      -------

Balance at December 26, 1999      19,491,216        195            --          --       23,019       (8,742)      14,472

    Net loss for year                                                                                (2,072)      (2,072)
                                  ----------    -------    ----------    --------      -------     --------      -------

Balance at December 31, 2000      19,491,216        195            --          --       23,019      (10,814)      12,400

    Net loss for year                                                                                (2,125)      (2,125)
                                  ----------    -------    ----------    --------      -------     --------      -------

Balance at December 30, 2001      19,491,216    $   195            --          --      $23,019     $(12,939)     $10,275
                                  ==========    =======    ==========    ========      =======     ========      =======

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Consolidated Statements of Cash Flow
For the Years Ended December 30, 2001, December 31, 2000 and
--------------------------------------------------------------------------------
December 26, 1999
(Dollars in Thousands)

                                                       2001       2000       1999
Cash flows from operating activities:
  Net income (loss)                                  $(2,125)   $(2,072)   $   521
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                    5,373      4,376      3,346
      Provision for doubtful accounts                    120        120        166
      Write-down of assets                               492         --         --
      Changes in operating assets and liabilities:
        Accounts receivable                              917       (481)    (1,327)
        Prepaid expenses and other assets                105       (387)      (400)
        Accounts payable and accrued liabilities        (960)        19        (76)
                                                     -------    -------    -------

          Net cash provided by operating activities    3,922      1,575      2,230
                                                     -------    -------    -------

Cash flows for investing activities:
  Net purchase of property and equipment              (6,076)    (7,534)    (5,656)
                                                     -------    -------    -------

         Net cash used in investing activities        (6,076)    (7,534)    (5,656)
                                                     -------    -------    -------

Cash flows from financing activities:
  Net repayments of revolving line of credit              --         --     (1,182)
  Repayments of long-term debt                            --         --        (50)
  Net repayments under capital lease obligations        (563)    (1,064)      (877)
  Net borrowings from affiliates                       2,718      6,840      5,732
                                                     -------    -------    -------

         Net cash provided by financing activities     2,155      5,776      3,623
                                                     -------    -------    -------

Increase/(decrease) in cash and cash equivalents           1       (183)       197

Cash and cash equivalents at beginning of period          71        254         57
                                                     =======    =======    =======

Cash and cash equivalents at end of period           $    72    $    71    $   254
                                                     =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

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

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

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
                                                                      ========

3.    Summary of Significant Accounting Policies

      Fiscal Year

      The Company's fiscal year ends the last Sunday in December. There were 52 weeks in fiscal 2001, 53 weeks in fiscal 2000 and 52 weeks in fiscal 1999.

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

      Intangibles

      Intangible assets consist principally of goodwill, which is the excess purchase price over the fair value of the assets of businesses acquired. Intangible assets are amortized on a straight-line basis over their estimated useful lives, not exceeding 15 years. Intangibles are stated net of accumulated amortization of $1,458 and $1,052 as of December 30, 2001 and December 31, 2000, respectively.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

      Accounting for Long-Lived Assets

      On a periodic basis or whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

      Earnings Per Share Calculation

      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the 2001, 2000 and 1999 computations of diluted earnings per share since the result would be anti-dilutive.

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

      For the fiscal years ended December 30, 2001 and December 31, 2000, 10 customers represented approximately 50% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

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

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

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

      Reclassifications

      Certain items in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation of the financial statements.

      New Accounting Pronouncements

      On June 30, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. Effective in the first quarter of 2002, SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized but instead be tested for impairment on an annual basis. The Company is still analyzing the effect of SFAS No. 142 on the financial statements, including the required transitional impairment tests. Goodwill amortization expense during the year ended December 30, 2001 was approximately $406.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. Management does not believe that the impact of adopting SFAS No. 143 will have a material effect on the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules are effective for the Company on December 31, 2001. Management does not believe that the impact of adopting SFAS No. 144 will have a material effect on the Company's consolidated financial statements.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

4.    Prepaid Expenses and Other Assets

      The composition of prepaids and other assets is as follows:

                                                          2001             2000

      Consumables and supplies                           $1,245           $1,180
      Receivables                                            16               29
      Other                                                 155              303
                                                         ------           ------

      Total                                              $1,416           $1,512
                                                         ======           ======

5.    Property and Equipment

      The composition of property and equipment is as follows:

                                                           2001           2000

      Surgical instruments and gowns                    $ 26,627       $ 23,213
      Containers                                           1,985          1,973
      Machinery and equipment                              4,728          5,606
      Leasehold improvements                               4,056          3,441
      Furniture and fixtures                               1,877            790
                                                        --------       --------

                                                          39,273         35,023
      Accumulated depreciation and amortization          (15,861)       (12,228)
                                                        --------       --------

                                                        $ 23,412       $ 22,795
                                                        ========       ========

      Depreciation and amortization expense for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $4,967, $3,970 and
      $2,940, respectively.

      The composition of assets recorded under capital leases is as follows:

                                                        2001              2000

      Surgical instruments                            $ 2,174           $ 3,232
      Machinery and equipment                             685               685
      Containers                                          335               335
                                                      -------           -------

                                                        3,194             4,252

      Accumulated amortization                         (1,538)           (2,019)
                                                      -------           -------

                                                      $ 1,656           $ 2,233
                                                      =======           =======

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

6.    Write-Down of Property and Equipment

      In October 2001, equipment relating to a specific endoscopic contract was deemed to be unrecoverable. The carrying amount of the equipment written-off was $234. During the year, there was no revenue recorded on the contract and depreciation expense of $238 relating to the abandoned equipment was recorded in operating expenses.

      In July 2000, the Houston facility was temporarily shutdown. The decision was based on low sales volume and the ability to transfer sterilization equipment from the Houston facility to other facilities, thus avoiding additional capital expenditures. The facility was to be placed back into service when a potentially significant instrument processing contract was signed. This potential contract was not signed and in December 2001, the decision was made not to place the facility back into service. The carrying amount of leasehold improvements and equipment written-off was $203 and $55, respectively. The Company is negotiating with several parties to take over the leased facility. Based on the status of these negotiations, the Company provided a reserve for remaining lease obligation costs of $100, which was accrued at December 30, 2001 (total obligation $267).

7.    Accounts Payable and Accrued Expenses

      The composition of accounts payable and accrued expenses is as follows:

                                                            2001          2000

      Trade accounts payable                               $1,345        $2,098
      Salary and other compensation benefits                  405           563
      Sales and other taxes                                   371           356
      Professional fees                                       162           147
      Lease obligations                                       100            --
      Other                                                   138           317
                                                           ------        ------

      Total                                                $2,521        $3,481
                                                           ======        ======

8.    Employee Benefit Plans

      The Company has historically maintained a 401(k) defined contribution plan, which allows participants to make contributions based on a percentage of their earnings. During fiscal year 1999, employees of the Company became eligible to participate in a successor 401(k) plan with TFX. The TFX plan allows participants to make pretax contributions, which are matched on a proportionate basis. The Company's contributions for the fiscal years ended December 30, 2001, December 31, 2000 and December 26, 1999 were approximately $87, $105 and $81, respectively.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

9.    Income Taxes

      The provision for income taxes for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, consisted of the following:

                                          2001              2000           1999

      Current:
          Federal                       $(1,220)          $(1,189)          $176
          State                            (139)             (135)            21
                                        -------           -------           ----

                                        $(1,359)          $(1,324)          $197
                                        =======           =======           ====

      Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                         2001     2000     1999

      Expected federal statutory tax rate (benefit)      (35)%    (35)%     35%
      State and local taxes, net                          (4)%     (4)%      4%
      Limitation (utilization) of net operating losses    --       --      (12)%
                                                         ---      ---      ---

      Effective tax rate                                 (39)%    (39)%     27%
                                                         ===      ===      ===

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

      The Company's federal net operating loss carryforwards will expire in varying amounts from 2001 through 2013.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

10. Obligations Under Capital Leases

    Future minimum payments as of December 30, 2001 under capital leases for property and equipment, including surgical instruments, are as follows:

               2002                                                         $361
               2003                                                           31
                                                                            ----

               Total minimum lease payments                                  392
               Less amount representing interest                              16
                                                                            ----

               Present value of minimum lease payment                        376
               Less current portion                                          346
                                                                            ----

                                                                            $ 30
                                                                            ====

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

      The Series C Convertible Preferred Stock was automatically convertible at $1.00 per share into 1,945,625 shares of Common Stock on December 30, 2004, or earlier at the option of the holder. There were no dividends payable nor accrued on the Series C Convertible Preferred Stock. In January 2000, TFX converted the Series C Convertible Preferred Stock into 1,945,625 shares of Common Stock.

      In January 1999, the Company increased the number of shares of authorized Common Stock, par value $.01 per share from 10,000,000 shares to 30,000,000 shares, and issued 13,400,000 shares of Common Stock to TFX in connection with an acquisition. See Note 2.

12.   Common Stock Warrants

      From time to time, the Company has issued Common Stock warrants to directors, lending institutions, and other third parties. At December 31, 2001, the Company had aggregate warrants outstanding to purchase 1,500,000 shares of Common Stock at a price between $1.38 and $2.00 per share with expiration dates through December 2005.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

13.   Stock Option Plans

      On September 29, 1994, the Board of Directors approved the 1994 Stock Option Plan and authorized the issuance of up to 1,000,000 shares of Common Stock of the Company upon the exercise of Incentive and Non-Qualified Stock Options, which may be granted pursuant to the Plan. The Plan was approved by the shareholders at a meeting held on July 20, 1995. In 1996, the Board of Directors authorized another 500,000 shares of Common Stock to be issued under the 1996 Plan, which was approved by shareholders on May 25, 1996. On February 24, 2000, the Board of Directors authorized 500,000 shares of common stock to be issued under the 2000 Stock Plan, which was approved by shareholders on May 22, 2000.

      Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five
      (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's Common Stock on the date granted (110% in the case of 10% shareholders). At December 30, 2001, Incentive Stock Options for an aggregate of 356,170 shares of Common Stock at exercise prices ranging from $0.26 to $1.28 were outstanding.

      Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees. The exercise price is not limited and may be below the fair market value of the Company's Common Stock on the date of grant. At December 30, 2001, Non-Qualified Stock Options for an aggregate of 885,000 shares of Common Stock at exercise prices ranging from $0.44 to $1.50 were outstanding.

      The Company applies the disclosure-only provisions of SFAS 123 "Accounting for Stock-Based Compensation," continuing to measure compensation cost in accordance with APB 25 " Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's pro forma net income (loss) and earnings per share for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 would have been:

                                                   2001       2000      1999

Net income (loss) attributable to common
  shareholders as reported                        $(2,125)   $(2,072)   $521

Pro forma income (loss)                           $(2,199)   $(2,086)   $400

Earnings per Common share as reported - Diluted   $  (.11)   $  (.11)   $.02

Pro forma Earnings per share - Diluted            $  (.11)   $  (.11)   $.02

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively; no dividend yield; expected volatility of 90%; risk-free interest rate of 5.65% to 6.61%: and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

      A summary of the status of the Company's stock option plans as of December 30, 2001 and December 31, 2000 and changes during the years ended on those dates is presented below.

                                           2001                   2000
                                    --------------------   --------------------

                                                Weighted               Weighted
                                                Average                 Average
                                                Exercise               Exercise
                                      Options    Price       Options     Price

Outstanding at beginning of year     1,015,670   $0.83      1,129,670   $0.85
Granted                                320,000    0.43        452,500    1.43
Exercised                                   --      --             --      --
Canceled/Expired                        94,500    0.77       (566,500)   1.36
                                    ----------             ----------

Outstanding at end of year           1,241,170    0.73      1,015,670    0.83
                                    ==========             ==========

Options exercisable at end of year     850,045                817,170
                                    ==========             ==========

Weighted average fair value of
  options granted during the year   $     0.25             $     0.52


      The following table summarizes information about stock options outstanding at December 30, 2001:

                                                    Weighted
                                      Average       Weighted
                                      Remaining     Average
        Options         Contractual   Options       Exercise
      Outstanding          Life       Exercisable   Prices

          300,000            9             --       $0.43
          116,000            8         56,750        0.69
          608,000            3        608,000        0.74
          187,170            6         89,670        1.09
           30,000            5         30,000        1.50
        ---------                     -------
        1,241,170                     850,045

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

14.   Related Party Transactions

      The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing certain of the Company's services. Pilling Surgical (Pilling), a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling are made on commercial terms. Instrument purchases from Pilling for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, were approximately $772, $1,308, and $969, respectively.

      Effective April 12, 2001, the Company entered into a Sales and Marketing Agreement with Pilling. Under the terms of the agreement, Pilling is granted the sole and exclusive right to market the Company's comprehensive line of surgical support services to hospitals and ambulatory centers throughout the United States. The term of the agreement is for three years ending on April 30, 2004 and provides for early termination in the event billed sales of services from Pilling generated contracts during any calendar year do not exceed amounts specified in the agreement. During each calendar year, the Company will pay Pilling a fee on billed sales from contracts signed in that calendar year. In the year ended December 30, 2001, Pilling earned fees totaling $138.

      In connection with the Company's January 1999 acquisition of ESI and SSI from TFX, the Company assumed approximately $6,500 of financing from Teleflex. In addition, the Company entered into a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2001 and 2000 at a weighted average rate of 8.2% and 10.5%, respectively and at a fixed rate of 8% during 1999. Interest charged by TFX amounted to $1,777, $1,684 and $649 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

      Teleflex also charged the Company fees for executive management, legal, treasury, tax and other financial services. Fees of $200 were charged for the year ended December 30, 2001 and fees of $350 were charged for each of the years ended December 31, 2000 and December 26, 1999, respectively.

      See Notes 8 and 10 for other related party transactions.

SSI Surgical Services, Inc.
Notes to the Consolidated Financial Statements
December 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

15.   Commitments and Contingencies:

      Minimum annual rental commitments for non-cancelable operating leases, principally for the Company's off-site sterilization facilities, at December 30, 2001 are as follows:

               2002                                             $ 2,082
               2003                                               1,428
               2004                                               1,241
               2005                                               1,210
               2006                                               1,150
               Thereafter                                         3,323
                                                                -------

                                                                $10,434
                                                                =======

      Rent expense, net of sublease income of approximately $195, $263 and $293, was approximately $1,924, $1,564 and $1,521 for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, respectively.

      The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business. The Company does not believe that these actions will have a material impact on the Company's business, financial condition or results of operations.

16.   Joint Venture Agreement

      Effective September 7, 2001, the Company entered into a Joint Venture Agreement with World Healthcare Systems (WHS). Under the terms of the agreement, the Company and WHS formed a joint venture, World SSI LLC, majority owned by WHS. World SSI will sell and market the Company's comprehensive line of off-site surgical support services to hospitals and ambulatory surgery centers. As part of the joint venture arrangement, World SSI will, subject to certain performance criteria, acquire the Company's existing Off-Site facilities through which SSI currently carries on its Off-Site business.