Form 10-Q
period 2002-03-31
SSI SURGICAL SERVICES INC
filed 2002-05-15
CIK 723592

-===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2002

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________________ to _________________

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

[X] Yes    [_]  No

     Number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 2002:

        Common Stock, $.01 Par Value     19,491,216 Shares Outstanding

================================================================================

                           SSI Surgical Services, Inc.
                               Index to Form 10-Q
                        Three Months Ended March 31, 2002

                                                                                       Page
Part I Financial Information:

         Condensed Consolidated Balance Sheets as of March 31, 2002
           and December 30, 2001                                                          3
         Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2002 and April 1, 2001                                  4
         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2002 and April 1, 2001                                  5
         Notes to the Condensed Consolidated Financial Statements                         6
         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 7-9

Part II Other Information:

         Item 6. Exhibits and Reports on Form 8-K                                         9
         Signatures                                                                       9

                           SSI Surgical Services, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                              March 31,
                                                                2002          December 30,
                                                            (Unaudited)           2001
                                                           -------------     --------------
                           Assets

Current Assets:
    Cash and cash equivalents                                $     89           $     72
    Accounts receivable less allowance for doubtful
      accounts of $566 and $567                                 7,087              6,794
    Prepaid expenses and other assets                           1,561              1,416
                                                           -------------     --------------
        Total current assets                                    8,737              8,282

Property and equipment, net                                    24,480             23,412
Goodwill                                                        4,637              4,637
Other assets                                                      131                149
                                                           -------------     --------------

        Total assets                                         $ 37,985           $ 36,480
                                                           =============     ==============

            Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                    $  2,527           $  2,521
    Obligations under capital leases                              225                346
                                                           -------------     --------------
        Total current liabilities                               2,752              2,867

Obligations under capital leases                                   11                 30
Payable to affiliates                                          25,373             23,308
                                                           -------------     --------------
        Total liabilities                                      28,136             26,205

Shareholders' equity:
    Common Stock                                             $    195           $    195
    Additional paid-in capital                                 23,019             23,019
    Accumulated deficit                                       (13,365)           (12,939)
                                                           -------------     --------------
        Total shareholders' equity                              9,849             10,275
                                                           -------------     --------------

        Total liabilities and shareholders' equity           $ 37,985           $ 36,480
                                                           =============     ==============

                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Operations
                    (Dollars in Thousands, except per share)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                        March 31,                April 1,
                                                                          2002                     2001
                                                                     ---------------          ---------------
  Net revenues                                                       $         8,685          $         8,460
  Cost of revenues                                                             7,551                    6,771
                                                                     ---------------          ---------------
     Gross profit                                                              1,134                    1,689

  Distribution Expenses                                                          386                      420
  Selling, general and administrative                                          1,078                    1,294
                                                                     ---------------          ---------------
     Income (loss) from operations                                              (330)                     (25)

  Interest                                                                       368                      549
                                                                     ---------------          ---------------
     Income (loss) before income taxes                                          (698)                    (574)

  Income taxes (benefit)                                                        (272)                    (224)
                                                                     ---------------          ---------------

  Net income (loss)                                                  $          (426)         $          (350)
                                                                     ===============          ===============

  Earnings (loss) per common share - basic                           $          (.02)         $          (.02)
                                                                     ===============          ===============

  Earnings (loss) per common share - diluted                         $          (.02)         $          (.02)
                                                                     ===============          ===============

  Weighted average common shares                                          19,491,216               19,491,216
                                                                     ===============          ===============

  Weighted average dilutive common shares                                 19,491,216               19,491,216
                                                                     ===============          ===============


                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                        March 31,                 April 1,
                                                                          2002                      2001
                                                                     ---------------           --------------
Cash flows from operating activities:
  Net loss                                                           $          (426)          $         (350)
  Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
          Depreciation and amortization                                        1,283                    1,320
          Provision for doubtful accounts                                          -                       30
          Changes in operating assets and liabilities:
              Accounts receivable                                               (293)                     135
              Prepaid expenses and other assets                                 (127)                      36
              Accounts payable and accrued liabilities                            50                     (760)
                                                                     ---------------           --------------

                      Net cash provided by operating activities                  487                      411
                                                                     ---------------           --------------

Cash flows for investing activities:
  Net purchase of property and equipment                                      (2,351)                  (1,343)
                                                                     ---------------           --------------

                      Net cash used by investing activities                   (2,351)                  (1,343)
                                                                     ---------------           --------------

Cash flows from financing activities:
  Repayments under capital lease obligations                                    (140)                    (160)
  Net borrowings from affiliates                                               2,021                    1,406
                                                                     ---------------           --------------

                      Net cash provided by financing activities                1,881                    1,246
                                                                     ---------------           --------------

Increase in cash and cash equivalents                                             17                      314

Cash and cash equivalents at beginning of period                                  72                       71
                                                                     ---------------           --------------

Cash and cash equivalents at end of period                           $            89           $          385
                                                                     ---------------           --------------


                 See Notes to Condensed Consolidated Statements.

                           SSI Surgical Services, Inc.

            Notes to the Condensed Consolidated Financial Statements
            --------------------------------------------------------

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

NOTE 2

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2002 and April 1, 2001, since the result would be antidilutive.

NOTE 3

     On December 31, 2001, the company adopted Statement of Financial Acounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and indefinite-lived intangible assets no longer be amortized: amortization expense of $406,000 (pretax) and $248,000 (after-tax) was recorded in the first quarter of 2001 for such assets.

     A reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the periods ended March 31, 2002 and April 1, 2001 are as follows:

                                                     Three Months Ended
                                                     ------------------
                                               March 31,              April 1,
                                                 2002                  2001
                                             ------------          -------------

  Reported net income (loss)                 $      (426)          $       (350)
  Add back: Goodwill amortization                      -                    248
                                             ------------          -------------
     Adjusted net income (loss)              $      (426)                  (102)
                                             ============          =============

  Reported Basic and Diluted

       Earnings (loss) per share             $      (.02)          $       (.02)
  Add back: Goodwill amortization                      -                    .01
                                             ------------          -------------
                                             $      (.02)          $       (.01)
                                             ============          =============

     Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
                                   Operations
                                   ----------

Results of Operations

         Revenues increased $225,000 or 2.7%, to $8,685,000 for the three months ended March 31, 2002, compared to $8,460,000 for the three months ended April 1, 2001. This increase is attributed to additional revenues from new endosopic services customers.

         Gross profit decreased to $1,134,000 or 13.1% for the three months ended March 31, 2002 compared with $1,689,000 or 20.0% for the three months ended April 1, 2001. This decrease is attributed to a volume decline at the offsite reprocessing facilities and additional hiring and training of operations personnel to service new endoscopic contracts.

         Distribution costs decreased to $386,000 or 4.4% for the three months ended March 31, 2002 compared with $420,000 or 5.0% for the three months ended April 1, 2001. The decrease in distribution costs from reprocessing facilities resulted from a reduction in the use of third party transport services.

         Selling, general and administrative expenses decreased by $216,000 to $1,078,000 for the three months ended March 31, 2002 compared to $1,294,000 for the three months ended April 1, 2001. The decrease was primarily the result of goodwill amortization in 2001 of $101,000.

         Interest expense decreased by $181,000 to $368,000 for the three months ended March 31, 2002 compared to $549,000 for the three months ended April 1, 2001. This decrease was the result of increased borrowings from affiliates offset by lower interest rates.

         Net loss for the three months ended March 31, 2002 was $426,000 compared to net loss of $350,000 for the three months ended April 1, 2001 Basic and diluted loss per share in the three months ended March 31, 2002 and April 1, 2001 was $.02.

Liquidity and Capital Resources

         The Company generated cash flows from operations of $487,000 in the three months ended March 31, 2002 compared to $411,000 in the three months ended April 1, 2001. This increase in cash flows compared to prior year was primarily the result of a reduction in the rate of working capital growth in relation to 2001.

         Capital expenditures totaled $2,351,000 in the three months ended March 31, 2002 compared with $1,343,000 in the three months ended April 1, 2001. These purchases were principally surgical instruments, video equipment and linen products made to support the Company's new and existing sales contracts.

         The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex) and cash flows from operating activities will provide support for these expenditures.

         The Company had $236,000 in obligations under capital leases for equipment and surgical instruments at March 31, 2002. In addition, the Company had borrowings of $25,210,000 outstanding at March 31, 2002 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The outstanding principal on this credit facility is due and payable on July 31, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

         The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2002.

Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future; and the sufficiency of funds for the Company's working capital requirements during the next twelve months may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Reports on form 8-K.

         No reports on form 8-K were filed during the quarter.


                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2002                        SSI SURGICAL SERVICES, INC.

                                   By: /s/ Todd Riddell
                                       -----------------------------------------

                                                   Todd Riddell
                                       President and Chief Executive Officer

                                   By: /s/ Paul A. D'Alesio
                                       -----------------------------------------

                                                 Paul A. D'Alesio
                                       Treasurer and Chief Financial Officer