Form 10-Q
period 2002-06-30
SSI SURGICAL SERVICES INC
filed 2002-08-14
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 2-85008-NY

SSI Surgical Services, Inc.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2621408 (I.R.S. Employer Identification No.)

5776 Hoffner Avenue, Suite 200, Orlando Florida (Address of principal executive offices)	32822 (Zip Code)

(407) 249-1946
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

             Number of shares outstanding of each of the issuer’s classes of common stock, as of July 22, 2002:

Common Stock, $.01 Par Value                19,491,216 Shares Outstanding

SSI Surgical Services, Inc.
Index to Form 10-Q
Three Months and Six Months Ended June 30, 2002

SSI Surgical Services, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2002 (Unaudited)	December 30, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$45	$72
Accounts receivable less allowance for doubtful accounts of $429 and $567	7,671	6,794
Prepaid expenses and other assets	1,796	1,416

Total current assets	9,512	8,282

Property and equipment, net	24,674	23,412
Intangibles and other assets	4,764	4,786

Total assets	$38,950	$36,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,504	$2,521
Obligations under capital leases	116	346

Total current liabilities	2,964	2,867

Obligations under capital leases	—	30
Payable to affiliates	26,798	23,308

Total liabilities	29,418	26,205

Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(13,682)	(12,939)

Total shareholders’ equity	9,532	10,275

Total liabilities and shareholders’ equity	$38,950	$36,480

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, except per share)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net revenues	$8,927	$8,687	$17,612	$17,147
Cost of revenues	7,550	6,940	15,101	13,711

Gross profit	1,377	1,747	2,511	3,436

Distribution Expenses	371	415	757	835
Selling, general and administrative	1,137	1,329	2,215	2,623

Income (loss) from operations	(131)	3	(461)	(22)

Interest	388	472	756	1,021

Income (loss) before income taxes	(519)	(469)	(1,217)	(1,043)

Income taxes (benefit)	(202)	(189)	(474)	(413)

Net income (loss)	$(317)	$(280)	$(743)	(630)

Earnings (loss) per common share – basic	$(.02)	$(.01)	$(.04)	(.03)

Earnings (loss) per common share – diluted	$(.02)	$(.01)	$(.04)	(.03)

Weighted average common shares	19,491	19,491	19,491	19,491

Weighted average dilutive common shares	19,491	19,491	19,491	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended

	June 30, 2002	July 1, 2001

Cash flows from operating activities:
Net loss	$(743)	$(630)
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	2,669	2,663
Provision for doubtful accounts	—	60
Changes in operating assets and liabilities:
Accounts receivable	(877)	132
Prepaid expenses and other assets	(358)	(74)
Accounts payable and accrued liabilities	(17)	(800)

Net cash provided by operating activities	674	1,351

Cash flows for investing activities:
Net purchase of property and equipment	(3,931)	(2,690)

Net cash used by investing activities	(3,931)	(2,690)

Cash flows from financing activities:
Repayments under capital lease obligations	(260)	(302)
Net borrowings from affiliates	3,490	1,756

Net cash provided by financing activities	3,230	1,454

Increase (decrease) in cash and cash equivalents	(27)	115

Cash and cash equivalents at beginning of period	72	71

Cash and cash equivalents at end of period	$45	$186

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Notes to the Condensed Consolidated Financial Statements

NOTE 1

            The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The condensed statements should be read in conjunction with the financial statements and notes thereto included in the latest Form 10K of SSI Surgical Services, Inc. (the “Company”). In the Company’s opinion, all adjustments necessary for a fair presentation of these condensed statements have been included and are of a normal and recurring nature.

NOTE 2

            Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2002 and July 1, 2001, since the results would be antidilutive.

NOTE 3

            On December 31, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and indefinite-lived intangible assets no longer be amortized, but are subject to impairment test at least annually.

            The Company completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard would not be required. On a prospective basis, the Company has selected the fourth quarter to conduct its annual impairment test.

            Amortization expense of $102,000 and $203,000 (pretax) and $62,000 and $124,000 (after-tax) was recorded in the three and six months ended July 1, 2001, for such assets. A reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the three and six months ended June 30, 2002 and July 1, 2001 are as follows:

	Three Months Ended		Six Months Ended

	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Reported net income (loss)	$(317)	$(280)	$(743)	$(630)
Add back: Goodwill amortization	—	62	—	124

Adjusted net income (loss)	$(317)	(218)	$(743)	$(506)

Reported Basic and Diluted Earnings (loss) per share	$(.02)	$(.01)	$(.02)	$(.03)
Add back: Goodwill amortization	—	—	—	.01

	$(.02)	$(.01)	$(.02)	$(.02)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

            Revenues increased $240,000 or 2.8%, to $8,927,000 for the three months ended June 30, 2002 compared to $8,687,000 for the three months ended July 1, 2001. Revenues increased $465,000 or 2.7%, to $17,612,000 for the six months ended June 30, 2002 compared to $17,147,000 for the six months ended July 1, 2001. This increase is attributed to additional revenues from new endoscopic services customers offset by a decline in revenue at the offsite reprocessing facilities.

            Gross profit decreased to $1,377,000 or 15.4% for the three months ended June 30, 2002 compared with $1,747,000 or 20.1% for the three months ended July 1, 2001. Gross profit decreased to $2,511,000 or 14.3% for the six months ended June 30, 2002 compared with $3,436,000 or 20.0% for the six months ended July 1, 2001. This decrease is attributed to a volume decline at the offsite reprocessing facilities and additional hiring and training of operations personnel to service new endoscopic contracts.

            Distribution costs decreased to $371,000 or 4.2% for the three months ended June 30, 2002 compared with $415,000 or 4.8% for the three months ended July 1, 2001. Distribution costs decreased to $757,000 or 4.3% for the six months ended June 30, 2002 compared with $835,000 or 4.9% for the six months ended July 1, 2001. The decrease in distribution costs from reprocessing facilities resulted from a reduction in the use of third party transport services.

            Selling, general and administrative expenses decreased by $192,000 to $1,137,000 for the three months ended June 30, 2002 compared to $1,329,000 for the three months ended July 1, 2001. Selling, general and administrative expenses decreased by $408,000 to $2,215,000 for the six months ended June 30, 2002 compared to $2,623,000 for the six months ended July 1, 2001. The decrease was primarily the result of goodwill amortization of $101,000 and $203,000 for the three and six months ended July 1, 2001.

            Interest expense decreased by $84,000 to $388,000 for the three months ended June 30, 2002 compared to $472,000 for the three months ended July 1, 2001. Interest expense decreased by $265,000 to $756,000 for the six months ended June 30, 2002 compared to $1,021,000 for the six months ended July 1, 2001. This decrease was the result of lower interest rates associated with borrowings from affiliates.

            Net loss for the three months ended June 30, 2002 was $317,000 compared to net loss of $280,000 for the three months ended July 1, 2001. Net loss for the six months ended June 30, 2002 was $743,000 compared to net loss of $630,000 for the six months ended July 1, 2001. Basic and diluted earnings per share in the three months ended June 30, 2002 represented a net loss per share of $.02, compared to a net loss per share of $.01 in the three months ended July 1, 2001. Basic and diluted earnings per share in the six months ended June 30, 2002 represented a net loss per share of $.04, compared to a net loss per share of $.03 in the six months ended July 1, 2001.

Liquidity and Capital Resources

            The Company generated cash flows from operations of $674,000 in the six months ended June 30, 2002 compared to $1,351,000 in the six months ended July 1, 2001. This decrease in cash flows compared to prior year was primarily the result of an increase in receivables.

            Capital expenditures totaled $3,931,000 in the six months ended June 30, 2002 compared with $2,690,000 in the six months ended July 1, 2001. These purchases were principally surgical instruments made to support the Company’s new and existing sales contracts.

            The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its majority shareholder, and cash flows from operating activities will provide support for these expenditures.

            The Company had borrowings of $26,572,000 outstanding at June 30, 2002 under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on October 31, 2003. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. In addition, the Company had $116,000 in obligations under capital leases for equipment and surgical instruments at June 30, 2002.

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

Certain Factors That May Affect Future Results

            From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company’s facilities and equipment for future operations and the availability of additional facilities and equipment in the future; and the sufficiency of funds for the Company’s working capital requirements during the next twelve months may be forward looking statements. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

            The Company’s future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Approximately 64% of the Company’s healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

            The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including: competitive pressures on selling prices and margins; the timing and cancellation of customer orders; the lengthy sales cycle of the Company’s services to healthcare organizations; the Company’s ability to maintain state-of-the-art sterilization facilities and the corresponding timing and amount of capital expenditures, particularly if the Company executes its plan for growth; and the introduction of new services by the Company’s competitors.

Item 6.	Exhibits and Reports on Form 8-K

            (a)   Reports on form 8-K.

            No reports on form 8-K were filed during the quarter.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2002	SSI SURGICAL SERVICES, INC.
	By:	/s/ Todd Riddell

Todd Riddell President and Chief Executive Officer

By:	/s/ Paul A. D’Alesio

Paul A. D’Alesio Treasurer and Chief Financial Officer