Form 10-Q
period 2002-09-29
SSI SURGICAL SERVICES INC
filed 2002-11-13
CIK 723592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2002

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
Yes ☒ No ☐

             Number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2002:

Common Stock, $.01 Par Value        19,491,216 Shares Outstanding

SSI Surgical Services, Inc.
Index to Form 10-Q
Three Months and Nine Months Ended September 29, 2002

Signatures	10

Certification of Chief Executive Officer	11

Certification of Chief Financial Officer	12

SSI Surgical Services, Inc.
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 29, 2002	December 30, 2001

	(Unaudited)

Assets
Current Assets:
Cash and cash equivalents	$27	$72
Accounts receivable less allowance for doubtful accounts of $415 and $567	6,948	6,794
Prepaid expenses and other assets	1,697	1,416

Total current assets	8,672	8,282

Property and equipment, net	24,815	23,412
Intangibles and other assets	4,767	4,786

Total assets	$38,254	$36,480

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,637	$2,521
Obligations under capital leases	60	346

Total current liabilities	2,697	2,867

Obligations under capital leases	—	30
Payable to affiliates	26,241	23,308

Total liabilities	28,938	26,205

Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(13,898)	(12,939)

Total shareholders’ equity	9,316	10,275

Total liabilities and shareholders’ equity	$38,254	$36,480

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.
Condensed Consolidated Statements of Operations
(Dollars in Thousands, except per share)
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Net revenues	$8,710	$8,558	$26,322	$25,705
Cost of revenues	7,378	7,142	22,479	20,853

Gross profit	1,332	1,416	3,843	4,852

Distribution Expenses	347	409	1,104	1,244
Selling, general and administrative	944	1,298	3,159	3,921

Income (loss) from operations	41	(291)	(420)	(313)

Interest	396	444	1,152	1,465

Income (loss) before income taxes	(355)	(735)	(1,572)	(1,778)

Income taxes (benefit)	(139)	(280)	(613)	(693)

Net income (loss)	$(216)	$(455)	$(959)	(1,085)

Earnings (loss) per common share – basic	$(.01)	$(.02)	$(.05)	(.06)

Earnings (loss) per common share – diluted	$(.01)	$(.02)	$(.05)	(.06)

Weighted average common shares	19,491	19,491	19,491	19,491

Weighted average dilutive common shares	19,491	19,491	19,491	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended

	September 29, 2002	September 30, 2001

Cash flows from operating activities:
Net loss	$(959)	$(1,085)
Adjustments to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation and amortization	4,019	4,043
Provision for doubtful accounts	—	90
Changes in operating assets and liabilities:
Accounts receivable	(154)	620
Prepaid expenses and other assets	(262)	(94)
Accounts payable and accrued liabilities	116	(959)

Net cash provided by operating activities	2,760	2,615

Cash flows for investing activities:
Net purchase of property and equipment	(5,422)	(4,155)

Net cash used by investing activities	(5,422)	(4,155)

Cash flows from financing activities:
Repayments under capital lease obligations	(316)	(438)
Net borrowings from affiliates	2,933	1,947

Net cash provided by financing activities	2,617	1,509

Increase (decrease) in cash and cash equivalents	(45)	(31)

Cash and cash equivalents at beginning of period	72	71

Cash and cash equivalents at end of period	$27	$40

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

NOTE 2

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three and nine months ended September 29, 2002 and September 30, 2001, since the results would be antidilutive.

NOTE 3

         On December 31, 2001, the company adopted Statement of Financial Acounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill and indefinite-lived intangible assets no longer be amortized, but are subject to impairment testing at least annually.

         The Company completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard would not be required. On a prospective basis, the Company has selected the fourth quarter to conduct its annual impairment test.

         Amortization expense of $102,000 and $305,000 (pretax) and $62,000 and $186,000 (after-tax) was recorded in the three and nine months ended September 30, 2001, respectively, for such assets. A reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the three and nine months ended September 29, 2002 and September 30, 2001 are as follows:

	Three Months Ended		Nine Months Ended

	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001

Reported net income (loss)	$(216)	$(455)	$(959)	$(1,085)
Add back: Goodwill amortization	—	62	—	186

Adjusted net income (loss)	$(216)	(393)	$(959)	$(899)

Reported Basic and Diluted
Earnings (loss) per share	$(.01)	$(.02)	$(.05)	$(.06)
Add back: Goodwill amortization	—	—	—	.01

	$(.01)	$(.02)	$(.05)	$(.05)

NOTE 4
         CONTROLS AND PROCEDURES
         As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Revenues increased $152,000 or1.8%, to $8,710,000 for the three months ended September 29, 2002 compared to $8,558,000 for the three months ended September 30, 2001. Revenues increased $617,000 or 2.4%, to $26,322,000 for the nine months ended September 29, 2002 compared to $25,705,000 for the nine months ended September 30, 2001. This increase is attributed to additional revenues from new endoscopic services customers offset by a decline in revenue at the offsite reprocessing facilities.

         Gross profit decreased to $1,332,000 or 15.3% for the three months ended September 29, 2002 compared with $1,416,000 or 16.6% for the three months ended September 30, 2001. Gross profit decreased to $3,843,000 or 14.6% for the nine months ended September 29, 2002 compared with $4,852,000 or 18.9% for the nine months ended September 30, 2001. This decrease is attributed to a volume decline at the offsite reprocessing facilities and additional hiring and training of operations personnel to service new endoscopic contracts.

         Distribution costs decreased to $347,000 or 4.0% for the three months ended September 29, 2002 compared with $409,000 or 4.8% for the three months ended September 30, 2001. Distribution costs decreased to $1,104,000 or 4.2% for the nine months ended September 29, 2002 compared with $1,244,000 or 4.8% for the nine months ended September 30, 2001. The decrease in distribution costs resulted from the volume decline at the reprocessing facilities and a reduction in the use of third party transport services.

         Selling, general and administrative expenses decreased by $354,000 to $944,000 for the three months ended September 29, 2002 compared to $1,298,000 for the three months ended September 30, 2001. Selling, general and administrative expenses decreased by $762,000 to $3,159,000 for the nine months ended September 29, 2002 compared to $3,921,000 for the nine months ended September 30,

2001. The decrease was primarily the result of goodwill amortization of $102,000 and $305,000 for the three and nine months ended September 30, 2001. A reduction in the provision for doubtful accounts and collection of previously written-off receivables contributed to the decrease in general and administrative expenses.

         Interest expense decreased by $48,000 to $396,000 for the three months ended September 29, 2002 compared to $444,000 for the three months ended September 30, 2001. Interest expense decreased by $313,000 to $1,152,000 for the nine months ended September 29, 2002 compared to $1,465,000 for the nine months ended September 30, 2001. This increase was the result of lower interest rates associated with borrowings from affiliates.

         Net loss for the three months ended September 29, 2002 was $216,000 compared to net loss of $455,000 for the three months ended September 30, 2001. Net loss for the nine months ended September 29, 2002 was $959,000 compared to net loss of $1,085,000 for the nine months ended September 30, 2001. Basic and diluted earnings per share in the three months ended September 29, 2002 represented a net loss per share of $.01, compared to a net loss per share of $.02 in the three months ended September 30, 2001. Basic and diluted earnings per share in the nine months ended September 29, 2002 represented a net loss per share of $.05, compared to a net loss per share of $.06 in the nine months ended September 30, 2001.

Liquidity and Capital Resources

         The Company generated cash flows from operations of $2,760,000 in the nine months ended September 29, 2002 compared to $2,615,000 in the nine months ended September 30, 2001. This increase in cash flows compared to prior year was primarily the result of a reduction in net loss in the current year.

         Capital expenditures totaled $5,422,000 in the nine months ended September 29, 2002 compared with $4,155,000 in the nine months ended September 30, 2001. These purchases were principally surgical instruments made to support the Company’s new and existing sales contracts.

         The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its majority shareholder, and cash flows from operating activities will provide support for these expenditures.

         The Company had borrowings of $26,016,000 outstanding at September 29, 2002 under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on January 31, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. In addition, the Company had $60,000 in obligations under capital leases for equipment and surgical instruments at September 29, 2002.

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

Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company’s facilities and equipment for future operations and the availability of additional facilities and equipment in the future; and the sufficiency of funds for the Company’s working capital requirements during the next twelve months may be forward looking statements. The Company’s actual future results may differ significantly from those stated in any forward- looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

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

SSI SURGICAL SERVICES, INC.
November 12, 2002	By:	/s/ TODD RIDDELL

Todd Riddell President and Chief Executive Officer

By:	/s/ PAUL A. D’ALESIO

Paul A. D’Alesio Treasurer and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Todd Riddell, Chief Executive Officer and President of SSI Surgical Services, Inc., certify that:
 1. I have reviewed this quarterly report on Form 10-Q of SSI Surgical Services, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Todd Riddell

Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul A. D’Alesio, Chief Financial Officer and Treasurer of SSI Surgical Services, Inc, certify that:
1. I have reviewed this quarterly report on Form 10-Q of SSI Surgical Services, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Paul A. D’Alesio

Chief Financial Officer and Treasurer