Form 10-K
period 2002-12-29
SSI SURGICAL SERVICES INC
filed 2003-03-31
CIK 723592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2002

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         Indicate by check mark whether the registrant is an accelerated filer
[as defined in Rule 12b-2 of the Act]. [ ] Yes   [X] No

         The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant (2,914,696) on June 28, 2002 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $888,982. The aggregate market value was computed based on the average bid and asked price of the registrant's Common Stock on such date as reported on the Nasdaq Bulletin Board System.

         The registrant had 19,491,216 Common Shares outstanding as of June 28, 2002.

================================================================================

Item 1. Description of Business
-------------------------------

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

         This business currently operates four industrial reprocessing facilities that can sterilize, package, reassemble, decontaminate and deliver to customers on a daily basis. The Company provides Instrument Sets for operating room and labor and delivery room procedures, such as gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage.

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

         As of March 10, 2003, the Company provides services to a customer base of approximately 151 hospitals and ambulatory surgi-centers. For the fiscal year ended December 29, 2002, one customer accounted for 10% or more of the Company's total revenues and 14 customers represented approximately 51% of the accounts receivable balance. The loss of any one of these customers could have a significant impact on the Company's financial position or results of operations.

Suppliers

         The Company purchases surgical instruments, sterilization containers, surgeon's gowns and surgical towels from several vendors including Pilling Surgical (Pilling), a wholly-owned subsidiary of Teleflex. The Company believes that such products are readily available at market prices.

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

Employees

         As of December 29, 2002, the Company had 399 full-time and 18 part-time employees, none of which were covered by any collective bargaining agreement. The Company considers its employee relations to be good.

          In February of 2003, 10 employees in a certain employee group elected to join the United Food and Commercial Workers Local 338. As of March 10, 2003, a collective bargaining agreement has not been negotiated.

Item 2. Description of Property
-------------------------------

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

         The table below sets forth information on the Company's properties:

Location           Approximate Size   Owned/Leased     Lease Expiration
--------           ----------------   ------------     ----------------

Baltimore, MD.      40,000 sq. ft.       Leased       February 28, 2003
McGaw Park, IL      26,000 sq. ft.       Leased       September 7, 2010
Livonia, MI         32,000 sq. ft.       Leased       August 31, 2003
Houston, TX         46,000 sq. ft.       Leased       April 30, 2003
Syosset, NY        103,000 sq. ft.\1\    Leased       March 31, 2010
Orlando, FL         10,000 sq. ft.       Leased       December 31, 2008

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

Item 3. Legal Proceedings
-------------------------

         In management's opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the financial position, cash flows or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders
-----------------------------------------------------------

         No matters were submitted for a vote of security-holders during the Company's fiscal quarter ended December 29, 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

         The Company's Common Stock, $.01 par value per share, is quoted on the Nasdaq Bulletin Board (under the symbol "SGSI"). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company's Common Stock as of March 10, 2003 was 245.

         The following table sets forth the high and low bid prices for a share of the Company's Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 2003 (through March 10, 2003):

         2003                                     High Bid    Low Bid
         ------------------------------------------------------------
         First Quarter (through March 10, 2003)    $0.24       $0.22

         2002
         ----
         Fourth Quarter                             0.25        0.10
         Third Quarter                              0.28        0.21
         Second Quarter                             0.32        0.21
         First Quarter                              0.33        0.20

         2001
         ----
         Fourth Quarter                             0.30        0.19
         Third Quarter                              0.39        0.18
         Second Quarter                             0.37        0.16
         First Quarter                              0.56        0.25

         The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

Item 6. Selected Financial Data
-------------------------------

Five-Year Statistical Summary

(Dollars and shares in thousands, except per share)      2002       2001       2000       1999       1998
-----------------------------------------------------------------------------------------------------------
Income Statement Information
Revenues                                               34,872      33,911     31,935     30,792      7,560
Income (loss) from operations                            (732)     (1,643)    (1,558)     1,766       (874)
Interest expense                                        1,538       1,841      1,838      1,048        428
Income (loss) before income taxes                      (2,270)     (3,484)    (3,396)       718     (1,302)
Income taxes                                             (886)     (1,359)    (1,324)       197          -
Net income                                             (1,384)     (2,125)    (2,072)       521     (1,302)
-----------------------------------------------------------------------------------------------------------

Financial Position and Cash Flow Information
Total Assets                                           37,830      36,480     37,410     33,687      8,751
Capital expenditures                                    6,527       6,076      7,534      5,656      1,809
Depreciation and amortization                           5,388       5,373      4,376      3,346        705
Long-term borrowings                                   26,544      23,338     21,064     14,834      4,303
Shareholders' equity                                    8,891      10,275     12,400     14,472        280
-----------------------------------------------------------------------------------------------------------

Per Share Information
Basic earnings per share                                (0.07)      (0.11)     (0.11)      0.03      (0.46)
Diluted earnings per share                              (0.07)      (0.11)     (0.11)      0.03      (0.46)
Cash dividends declared                                     -           -          -          -       (168)
Average common shares outstanding                      19,491      19,491     19,491     19,491      3,170
Average shares, assuming dilution                      19,491      19,491     19,491     19,491      3,170
-----------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

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

Valuation of Long-lived Assets. The Company's long-lived assets include property, plant and equipment and goodwill, which are reviewed annually for impairment based on estimates of future cash flows. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets in fiscal year 2002. SFAS 142 requires goodwill and other intangible assets to be subject to an annual determination of continuing value (an impairment test) rather than be amortized annually.

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

Results of Operations

2002 Compared with 2001
-----------------------

Revenues
--------

         Revenues increased $961,000, or 2.8%, from $33,911,000 in fiscal 2001 to $34,872,000 in fiscal 2002. Revenue increases from endoscopic services were attributable to the full year impact of multi-year contracts signed in 2001 and the partial year impact of new multi-year contracts signed in fiscal 2002. This revenue growth was partially offset by a reduction in instrument and linen sterilization services revenue resulting from the unanticipated loss of several customers and the closure of the Tampa facility. In fiscal 2002, the Company's endoscopic services, instrument and linen sterilization services and management of sterile processing departments within hospitals accounted for approximately 51%, 39% and 10%, respectively, of the Company's revenues, compared to 47%, 44% and 9% in 2001. These sources of revenue reflect the Company's strategy to provide a complete service offering to hospitals and surgery centers.

Operating Expenses
------------------

         Operating expenses increased $1,388,000 or 5.0% from $27,923,000 in fiscal 2001 to $29,311,000 in fiscal 2002. This increase was principally the result of additional volume, increased employee benefit costs and higher depreciation expense.

Distribution Costs
------------------

         Distribution costs decreased $197,000 or 12.2% from $1,616,000 in fiscal 2001 to $1,419,000 in fiscal 2002. The decrease in distribution costs from reprocessing facilities resulted from more efficient route planning and the closure of the Tampa facility.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased by $897,000 from $5,423,000 in 2001 to $4,526,000 in fiscal 2002. The decrease was primarily the result of a reduction in provision for doubtful accounts expense and legal expense. The Company expects the current level of selling, general and administrative expenses to remain relatively stable during 2003.

Interest Expense
----------------

         Interest expense decreased by $303,000 from $1,841,000 in fiscal 2001 to $1,538,000 in fiscal 2002. The decrease is attributed to a reduction in interest rates on borrowings from Teleflex from a weighted average of 8.2% in fiscal 2001 to a weighted average of 5.9% in fiscal 2002 offset by additional borrowings from Teleflex used in connection with continued capital spending on surgical instruments and linens to support the growth of the hospital business.

Write-down of Assets
--------------------

         Write-down of assets includes $348,000 relating to the closure of the Tampa facility.

Net Income (Loss)
-----------------

         Net loss in fiscal 2002 was $1,384,000 a decrease of $741,000 from a net loss of $2,125,000 in fiscal 2001. Diluted and basic loss per share in fiscal 2002 and 2001 was $0.07 and $0.11, respectively.

2001 Compared with 2000
-----------------------

Revenues
--------

         Revenues increased $1,976,000, or 6.2%, from $31,935,000 in fiscal 2000 to $33,911,000 in fiscal 2001. This increase is attributable to the full year impact of multi-year contracts signed in 2000 and the partial year impact of new multi-year contracts signed in fiscal 2001. In fiscal 2001, the Company's instrument and linen sterilization services, endoscopic services and management of sterile processing departments within hospitals accounted for approximately 44%, 47% and 9%, respectively, of the Company's revenues, compared to 50%, 41% and 9% in

2000. These sources of revenue reflect the Company's strategy to provide a complete service offering to hospitals and surgery centers.

Operating Expenses
------------------

         Operating expenses increased $2,530,000 or 10.0% from $25,393,000 in fiscal 2000 to $27,923,000 in fiscal 2001. This increase was principally the result of additional volume, additional training of operations personnel and higher depreciation expense.

Distribution Costs
------------------

         Distribution costs decreased $152,000 or 8.6% from $1,768,000 in fiscal 2000 to $1,616,000 in fiscal 2001. The decrease in distribution costs from reprocessing facilities resulted from more efficient route planning and the reduction in use of third party transport services.

Selling, General and Administrative Expenses
--------------------------------------------

         Selling, general and administrative expenses decreased by $909,000 from $6,332,000 in 2000 to $5,423,000 in fiscal 2001. The decrease was primarily the result of a reduction in commissioned based selling expense relating to the Pilling Sales and Marketing Agreement Interest Expense

         Interest expense increased by $3,000 from $1,838,000 in fiscal 2000 to $1,841,000 in fiscal 2001. The increase is attributed to interest on existing and additional borrowings from Teleflex used in connection with continued capital spending on surgical instruments and linens to support the growth of the hospital business, offset by a decrease in interest rates from a weighted average of 10.5% in fiscal 2000 to a weighted average of 8.2% in fiscal 2001.

Write-down of Assets
--------------------

         Write-down of assets includes $234,000 carrying value of unrecoverable equipment relating to an endoscopic contract and $358,000 for closure of the Houston facility.

Net Income (Loss)
-----------------

         Net loss in fiscal 2001 was $2,125,000, an increase of $53,000 from net loss of $2,072,000 in fiscal 2000. Diluted and basic loss per share in fiscal 2001 and 2000 was $0.11.

Liquidity and Capital Resources

         The Company generated cash flow from operations of $3,592,000 in fiscal 2002 compared to $3,922,000 in fiscal 2001. The decrease in cash flow resulted from an increase in working capital in relation to fiscal 2001.

         Capital expenditures totaled $6,527,000 in 2002 compared with $6,076,000 in 2001. These purchases were principally surgical instruments and linen products made to support the Company's new sales contracts entered into during fiscal 2002 and fiscal 2001.

         The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company's growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex and cash flows from operating activities will provide support for these expenditures.

         The Company had $30,000 in obligations under capital leases for equipment and surgical instruments at December 29, 2002. In addition, the Company had borrowings of $26,431,000 outstanding at December 29, 2002 under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The additional borrowings under this agreement of $3,274,000 during fiscal 2002 were used to support capital expenditures and net third party debt repayment of $344,000. The outstanding principal on this credit facility is due and payable on April 30, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

         The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2003.

Certain Factors That May Affect Future Results

         From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called "forward-looking statements," which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include matters such as the suitability of the Company's facilities and equipment for future operations, the availability of additional facilities and equipment in the future, and the sufficiency of funds for the Company's working capital requirements during 2003. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

         The Company's future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Approximately 61% of the Company's healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company's business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         The Company does not have any material market risk sensitive financial instruments.

Item 8. Financial Statements
----------------------------

         For the following financial information required by this Item, see Index on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The following table sets forth certain information regarding the individuals who are directors and executive officers as of March 10, 2003 and the positions currently held by each such person with the Company.

         Name              Age                 Position
         ----              ---                 --------
Todd Riddell                43    Director, President, Chief Executive Officer
John J. Sickler (1)         61    Director, Chairman of the Board
Steven K. Chance (2)        57    Director, Secretary
D. Michael Deignan (2)      59    Director
Christopher E. Tihansky     38    Director
Michael S. Irwin            55    Vice President Off Site Operations
Paul A. D'Alesio            45    Treasurer, Chief Financial Officer

(1)  Member of Compensation Committee
(2)  Member of Audit Committee

                                    Directors
                                    ---------

         Todd Riddell was elected a Director, President and Chief Executive Officer on August 3, 2000. From March 1999 to August 2000 he was Senior Vice President and from September 1999 to August 2000 he was Chief Operating Officer. From July 1997 to March 1999 he was Executive Vice President of SSI Surgical Services, Inc. which was acquired by the Company, then Medical Sterilization, Inc., in January 1999. For five years prior thereto he was Vice President of Endoscopy Specialists, Incorporated ("ESI") which was acquired by the Company in January 1999.

         Steven K. Chance was elected a Director on January 8, 1999. He is and has been since 1993 Vice President, Secretary and General Counsel of Teleflex.

         D. Michael Deignan was elected President, Chief Operating Officer and Director of the Company on September 8, 1995 and Chief Executive Officer on December 31, 1995. He resigned as President and Chief Executive Officer on January 8, 1999. Since November 1, 2002 he has been retained as a consultant with Vasomedical, Inc., a provider of noninvasive vascular device and therapies to treat angina. From January 6, 2000 to October 31, 2002 he was President and Chief Executive Officer of Vasomedical, Inc.

         John J. Sickler has been a Director since January 8, 1997. Since December 2000, he has been Vice Chairman of Teleflex and Chairman - Teleflex Medical Group. From 1990 to 2000, he was President of TFX, a subsidiary of Teleflex engaged in business development. He is a director of Penn Engineering and Manufacturing Corp and Microlog Corporation.

         Christopher E. Tihansky was elected Director of the Company on September 19, 2001. Since January 2003, he has been Vice President Surgical, Teleflex Medical North America, a business segment of Teleflex. From April 1999 to December 2002 he was Vice President Business Development of Teleflex Medical Group. From September 1995 to April 1999 he was Senior Healthcare Analyst at Genesis Merchant Group, an investment banking firm.

                               Executive Officers
                               ------------------

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

Item 11. Executive Compensation
-------------------------------

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                             Long-Term
                                        Annual Compensation              Compensation Awards
                                   -------------------------------   ------------------------------
                                                                     Securities          (1)
Name and Principal                            Salary        Bonus    Underlying       All Other
Position                           Year         ($)          ($)       Options     Compensation ($)
------------------                 ----       -------       ------   ----------    ----------------
Todd Riddell,                      2002       200,000        7,500                      3,241
          Pres., CEO & Director    2001       200,000        7,500     150,000          3,236
                                   2000       179,231       15,000                      2,688
Michael S. Irwin,                  2002       129,375        5,000                      2,144
          Vice-President           2001       129,291        5,000      25,000          2,143
                                   2000       125,000       10,000                      1,927
Paul A. D'Alesio,                  2002       120,742        5,000                      2,015
          Treas. & CFO             2001       118,947        5,000      25,000          1,988
                                   2000       115,000       10,000                      1,854
Craig Little,                      2002       134,423            -                      2,214
          Vice-President           2001       119,904            -      25,000          1,916
                                   2000       104,538       22,500                      1,682

(1) Represents the Company's matching contributions to the 401K Plan.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                               Individual Grants
                 -------------------------------------------
                  Number of     Percent of
                 Securities    Total Options       Exercise
                 Underlying       Granted to        or Base                   Grant Date
                   Options      Employees in        Price       Expiration     Present
Name             Granted (#)     Fiscal Year         ($/Sh)       Date         Value $
----             -----------   -------------       ---------    ----------    ----------
                   NONE


                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year End Option Values
                        ---------------------------------

                                                               Number of Securities            Value of Unexercised
                                                             Underlying Unexercised            in-the-money options
                                                                Options at Fiscal               at Fiscal Year End
                                                                   Year End (#)                      (#) (1)
                     Shares Acquired         Value
Name                  on Exercise           Realized       Exercisable     Unexercisable    Exercisable    Unexercisable
----                 ---------------        --------       -----------     -------------    -----------    -------------
Todd Riddell                 0                  0             112,500           87,500           0             0
Michael S. Irwin             0                  0              23,750           16,250           0             0
Paul A. D'Alesio             0                  0              23,750           16,250           0             0
D. Michael Deignan           0                  0             247,170                0           0             0

(1) Market value of underlying securities at year end minus the exercise price.

                            Compensation of Directors
                            -------------------------

         Mr. Deignan was the only Director in 2002 who was not an employee of the Company, Teleflex or TFX. Outside Directors are paid an annual fee of $3,000 plus a meeting fee of $500.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The following table sets forth, as of March 10, 2003, the beneficial ownership of the Company's voting securities by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Company's voting securities outstanding at such date, (ii) each current Director of the Company, (iii) each executive officer of the Company and (iv) all current Directors and executive officers as a group:

                                               Number of Shares        Percentage of Total
Name and Address (1)                        Beneficially Owned (2)    Voting Securities (3)
----------------                            ----------------------    ---------------------
John J. Sickler (4)                               17,970,720                85.61%
c/o TFX Equities Incorporated ("TFX")
630 West Germantown Pike
Suite 450
Plymouth Meeting, PA 19462

D. Michael Deignan (5)                               310,470                 1.57%

Steven K. Chance                                          --                  --

Christopher E. Tihansky                                   --                  --

Todd Riddell (6)                                     112,500                   *

Michael S. Irwin (7)                                  43,750                   *

Paul A. D'Alesio (8)                                  46,250                   *
                                                   ---------                -----

All Executive Officers and Directors
     as a group (9) ...........................   18,483,690                86.38%

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

(3) Total Voting Securities are 19,491,216 shares of Common Stock. Pursuant to the rules of the SEC, all outstanding options and warrants which are exercisable within 60 days of March 10, 2003 ("Presently Exercisable Securities") held by the relevant person or entity are included as outstanding Total Voting Securities for purposes of determining that person's or entity's Percentage of Total Voting Securities, but are not included for purposes of determining any other person's or entity's Percentage of Total Voting Securities.

(4) Consists of 16,470,720 shares of Common Stock and 1,500,000 Presently Exercisable Securities held by TFX. Mr. Sickler has voting and investment power over the shares held by TFX. Mr. Sickler disclaims beneficial ownership of the shares held by TFX.

(5) Consists of 63,300 shares of Common Stock owned and 247,170 Presently Exercisable Securities.

(6)      Consists of 112,500 Presently Exercisable Securities.

(7) Consists of 20,000 shares of Common Stock and 23,750 Presently Exercisable Securities.

(8) Consists of 22,500 shares of Common Stock and 23,750 Presently Exercisable Securities.

(9) Consists of 16,576,520 shares of Common Stock and 1,907,170 Presently Exercisable Securities.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         John J. Sickler, a Director of the Company, is Vice Chairman of Teleflex. TFX, a subsidiary of Teleflex, owns 84.5% of the outstanding voting securities of SSI.

         Steven K. Chance, a Director and Secretary of the Company, is Vice President, Secretary and General Counsel of Teleflex.

         Christopher E. Tihansky, a Director of the Company, is Vice President Surgical, Teleflex Medical North America, a business segment of Teleflex.

Transactions with Management and Others
---------------------------------------

         The Company has a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500,000 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2002, 2001 and 2000 at a weighted average rate of 5.9%, 8.2% and 10.5%, respectively. Interest charged by TFX amounted to $1,525,000, $1,777,000 and $1,684,000 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

         The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing the Company's services. Pilling Surgical (Pilling), a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling are made on commercial terms. Instrument purchases from Pilling for the years ended December 29, 2002,

December 30, 2001 and December 31, 2000, were approximately $937,000, $772,000, and $1,308,000, respectively.


         Effective April 12, 2001, the Company entered into a Sales and Marketing Agreement with Pilling. Under the terms of the agreement, Pilling is granted the sole and exclusive right to market the Company's comprehensive line of surgical support services to hospitals and ambulatory centers throughout the United States. The term of the agreement is for three years ending on April 30, 2004 and provides for early termination in the event billed sales of services from Pilling generated contracts during any calendar year do not exceed amounts specified in the agreement. During each calendar year, the Company will pay Pilling a fee on billed sales from contracts signed in that calendar year. In the years ended December 29, 2002 and December 30, 2001, the Company incurred expenses for fees due to Pilling totaling $175,000 and $138,000, respectively.

         Teleflex charges the Company fees for legal, treasury, tax and other financial services. Fees of $200,000 were charged for the year ended December 29, 2002.

Item 14. Controls and Procedures
--------------------------------

   As of a date within 90 days prior to the date of the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

                  (10)(5) Revolving Loan Account Agreement dated December 26, 1999 between the Company and Teleflex Incorporated - filed as Exhibit
         (10)(5) to the Annual Report for the year ended December 26, 1999 on Form 10-K and incorporated herein by reference.

                  (10)(6) Revolving Loan Account Agreement dated December 29, 2000 between the Company and Teleflex Incorporated - filed as Exhibit
         (10)(6) to the Annual Report for the year ended December 31, 2000 on Form 10-K and incorporated herein by reference.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2003                              SSI SURGICAL SERVICES, INC.

                                            By: /s/ Todd Riddell
                                                ------------------------------
                                                Name:  Todd Riddell
                                                Title: President and Chief
                                                       Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature             Title(s)                                   Date
------------------             --------                                   ----

/s/ Todd Riddell               President, Chief Executive Officer    March 26, 2003
----------------------------   (principal executive)
Todd Riddell


/s/ Paul A. D'Alesio           Treasurer, Chief Financial Officer    March 26, 2003
----------------------------   (principal accounting officer)
Paul A. D'Alesio


/s/ John J. Sickler            Director, Chairman of the Board       March 26, 2003
----------------------------
John J. Sickler

/s/ Steven K. Chance           Director and Secretary                March 26, 2003
----------------------------
Steven K. Chance

/s/ D. Michael Deignan         Director                              March 26, 2003
----------------------------
D. Michael Deignan

/s/ Christopher E. Tihansky    Director                              March 26, 2003
----------------------------
Christopher E. Tihansky

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    ----------------------------------------

I, Todd Riddell, Chief Executive Officer and President of SSI Surgical Services, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of SSI Surgical Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Todd Riddell
-------------------------------------
Chief Executive Officer and President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul A. D'Alesio, Chief Financial Officer and Treasurer of SSI Surgical Services, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of SSI Surgical Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Paul A. D'Alesio
-------------------------------------
Chief Financial Officer and Treasurer

SSI SURGICAL SERVICES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------

                                                                                         PAGE
                                                                                         ----
Financial Statements:

    Report of Independent Accountants                                                     F-1

    Consolidated Balance Sheets at December 29, 2002 and December 30, 2001                F-2

    Consolidated Statements of Operations for the years ended December 29, 2002,
      December 30, 2001 and December 31, 2000                                             F-3

    Consolidated Statements of Shareholders' Equity for the years ended
      December 29, 2002, December 30, 2001 and December 31, 2000                          F-4

    Consolidated Statements of Cash Flows for the years ended December 29, 2002,
      December 30, 2001 and December 31, 2000                                             F-5

    Notes to the Consolidated Financial Statements                                        F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of SSI Surgical Services, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SSI Surgical Services, Inc. at December 29, 2002 and December 30, 2001, and the results of its operations and cash flows for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" effective December 31, 2001.


/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2003

SSI SURGICAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 2002 AND DECEMBER 30, 2001
--------------------------------------------------------------------------------
(Dollars in Thousands)


                                                                    2002               2001
                                                                -------------      -------------
                          ASSETS

Current assets:
  Cash and cash equivalents                                    $            29    $            72
  Accounts receivable, net of allowance for doubtful accounts
   of $415 and $567                                                      6,912              6,794
  Prepaid expenses and other assets                                      1,919              1,416
                                                               ---------------    ---------------
     Total current assets                                                8,860              8,282
                                                               ---------------    ---------------
Property and equipment, net                                             24,203             23,412
Intangibles, net                                                         4,637              4,637
Other assets                                                               130                149
                                                               ---------------    ---------------
                                                               $        37,830    $        36,480
                                                               ===============    ===============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $         2,365    $         2,521
  Obligations under capital leases                                          30                346
                                                               ---------------    ---------------
     Total current liabilities                                           2,395              2,867

Obligations under capital leases                                             -                 30
Payable to affiliates                                                   26,544             23,308
                                                               ---------------    ---------------
     Total liabilities                                                  28,939             26,205
                                                               ---------------    ---------------
Shareholders' equity:
  Common stock, par value $.01 per share, authorized
   30,000,000 shares, issued and outstanding 19,491,216 shares             195                195
  Additional paid-in capital                                            23,019             23,019
  Accumulated deficit                                                  (14,323)           (12,939)
                                                               ---------------    ---------------
     Total shareholders' equity                                          8,891             10,275
                                                               ---------------    ---------------
     Total liabilities and shareholders' equity                $        37,830    $        36,480
                                                               ===============    ===============

   The accompanying notes are an integral part of these financial statements.

SSI SURGICAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 29, 2002,
DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

                                                 2002            2001            2000
                                             ------------    ------------    ------------
Net revenues                                 $     34,872    $     33,911    $     31,935
                                             ------------    ------------    ------------
Cost and expenses:
   Operating                                       29,311          27,923          25,393
   Distribution                                     1,419           1,616           1,768
   Selling, general and administrative              4,526           5,423           6,332
Other expenses:
   Interest expense                                 1,538           1,841           1,838
   Write-down of assets                               348             592               -
                                             ------------    ------------    ------------
      Total costs and expenses                     37,142          37,395          35,331
                                             ------------    ------------    ------------
Income (loss) before income taxes                  (2,270)         (3,484)         (3,396)
                                             ------------    ------------    ------------
Income taxes                                          886           1,359           1,324
                                             ------------    ------------    ------------
Net income (loss) applicable
 to common shareholders                      $     (1,384)   $     (2,125)   $     (2,072)
                                             ============    ============    ============
Earnings (loss) per common share - basic     $       (.07)   $       (.11)   $       (.11)
                                             ============    ============    ============
Earnings (loss) per common share - diluted   $       (.07)   $       (.11)   $       (.11)
                                             ============    ============    ============
Weighted average common shares                 19,491,216      19,491,216      19,491,216
                                             ============    ============    ============
Weighted average dilutive common shares        19,491,216      19,491,216      19,491,216
                                             ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

SSI SURGICAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 29, 2002,
DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

                                              COMMON STOCK             ADDITIONAL
                                      ----------------------------      PAID-IN      ACCUMULATED
                                         SHARES          AMOUNT         CAPITAL        DEFICIT          TOTAL
                                      -------------   ------------    ------------  -------------     -----------
Balance at December 26, 1999            19,491,216    $        195    $     23,019   $     (8,742)   $     14,472
   Net loss for year                                                                       (2,072)         (2,072)
                                      ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2000            19,491,216             195          23,019        (10,814)         12,400
   Net loss for year                                                                       (2,125)         (2,125)
                                      ------------    ------------    ------------   ------------    ------------
Balance at December 30, 2001            19,491,216             195          23,019        (12,939)         10,275
   Net loss for year                                                                       (1,384)         (1,384)
                                      ------------    ------------    ------------   ------------    ------------
Balance at December 29, 2002            19,491,216    $        195    $     23,019   $    (14,323)   $      8,891
                                      ============    ============    ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

SSI SURGICAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 29, 2002,
DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                         2002             2001          2000
                                                      -----------     ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                 $     (1,384)   $     (2,125)   $     (2,072)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                         5,388           5,373           4,376
      Provision for doubtful accounts                           -             120             120
      Write-down of assets                                    348             492               -
      Changes in operating assets and liabilities:
         Accounts receivable                                 (118)            917            (481)
         Prepaid expenses and other assets                   (484)            105            (387)
         Accounts payable and accrued liabilities            (158)           (960)             19
                                                     ------------    ------------    ------------
            Net cash provided by operating
             activities                                     3,592           3,922           1,575
                                                     ------------    ------------    ------------
Cash flows for investing activities:
   Net purchase of property and equipment                  (6,527)         (6,076)         (7,534)
                                                     ------------    ------------    ------------
            Net cash used in investing activities          (6,527)         (6,076)         (7,534)
                                                     ------------    ------------    ------------
Cash flows from financing activities:
   Net repayments under capital lease obligations            (344)           (563)         (1,064)
   Net borrowings from affiliates                           3,236           2,718           6,840
                                                     ------------    ------------    ------------
            Net cash provided by financing
             activities                                     2,892           2,155           5,776
                                                     ------------    ------------    ------------
Increase/(decrease) in cash and cash equivalents              (43)              1            (183)
Cash and cash equivalents at beginning of period               72              71             254
                                                     ------------    ------------    ------------
Cash and cash equivalents at end of period           $         29    $         72    $         71
                                                     ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

The Company was incorporated in New York State on May 27, 1982, as Medical Sterilization, Inc. Effective January 8, 1999, the Company's headquarters and principal place of business was moved to Orlando, Florida. Effective May 28, 1999, the Company changed its name to SSI Surgical Services, Inc.

SSI Surgical Services, Inc. (OTCBB, SGSI.OB) is approximately 84.5% owned by TFX Equities Incorporated (TFX), a wholly owned subsidiary of Teleflex Incorporated (Teleflex), a Fortune 1000 company with headquarters in Plymouth Meeting, Pennsylvania. Teleflex will provide the financial support, under a revolving credit facility, necessary for the Company to continue its current operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
The Company's fiscal year ends the last Sunday in December. There were 52 weeks in fiscal 2002 and fiscal 2001 and 53 weeks in fiscal 2000.

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

INTANGIBLES
On December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS), No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and indefinite-lived intangible assets no longer be amortized, but are subject to impairment testing at least annually.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

The Company completed its initial impairment review during the first quarter and concluded a transitional impairment charge from the adoption of the standard would not be required. The Company completed its annual impairment review in the fourth quarter and concluded an impairment charge would not be required.

Amortization expense of $406,000 (pretax) and $248,000 (after-tax) was recorded in the years ended December 30, 2001 and December 31, 2000 for such assets. A reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the twelve months ended December 29, 2002, December 30, 2001 and December 31, 2000 are as follows:

                                                           TWELVE MONTHS ENDED
                                               --------------------------------------------
                                               DECEMBER 29,    DECEMBER 30,    DECEMBER 31,
                                                   2002            2001            2000
                                               -------------   -------------   ------------
     Reported net income (loss)                $     (1,384)   $     (2,125)   $     (2,072)
     Add back: Goodwill amortization                      -             248             248
                                               ------------    ------------    ------------
        Adjusted net income (loss)             $     (1,384)   $     (1,897)   $     (1,824)
                                               ============    ============    ============
     Reported basic and diluted earnings
      (loss) per share                         $       (.07)   $       (.11)   $       (.11)
     Add back: Goodwill amortization                      -             .01             .01
                                               ------------    ------------    ------------
                                               $       (.07)   $       (.10)   $       (.10)
                                               ============    ============    ============

Intangible assets consist principally of goodwill, which is the excess purchase price over the fair value of the assets of businesses acquired. Intangibles are stated net of accumulated amortization of $1,458 as of December 29, 2002 and December 30, 2001.

ACCOUNTING FOR LONG-LIVED ASSETS
On a periodic basis or whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

EARNINGS PER SHARE CALCULATION
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilative securities have been excluded from the 2002, 2001 and 2000 computations of diluted earnings per share since the result would be anti-dilutive.

REVENUE RECOGNITION
The Company records revenue for hospital services in accordance with contractual terms. Revenues for other sterilization services are recorded upon the completion of processing and/or shipment.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

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

For the fiscal year ended December 29, 2002, 14 customers represented approximately 51% of the accounts receivable balance. For the fiscal year ended December 30, 2001, 10 customers represented approximately 50% of the accounts receivable balance. The loss of any one customer could have a significant impact on the Company's financial position or results of operations.

INCOME TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION
The Company applies the disclosure-only provisions of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123," continuing to measure compensation cost in accordance with APB 25 "Accounting for Stock Issued to Employees." Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's pro forma net income
(loss) and earnings per share for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 would have been:

                                                              2002            2001            2000
                                                           -----------     -----------     ----------
     Net income (loss) attributable to common
      shareholders as reported                                $ (1,384)       $(2,125)       $ (2,072)

     Pro forma income (loss)                                  $ (1,384)       $(2,199)       $ (2,086)

     Earnings per common share as reported - Diluted          $   (.07)       $  (.11)       $   (.11)

     Pro forma earnings per share - Diluted                   $   (.07)       $  (.11)       $   (.11)

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: no dividend yield; expected volatility of 90%; risk-free interest rate of 5.65% to 6.61%; and expected lives ranging from approximately 4.5 to 5 years. Weighted averages are used because of varying assumed exercise dates.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

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

NEW ACCOUNTING PRONOUNCEMENTS
SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections as of April 2002" (SFAS 145)

In May 2002, the FASB issued SFAS 145 which, among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the impact of adopting SFAS 145 will have a material effect on the Company's consolidated financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146)

In July 2002, the FASB issued SFAS 146 which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These activities include restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 30, 2002, with earlier adoption encouraged. The Company adopted this statement effective January 1, 2003. Management does not believe that the impact of adopting SFAS 146 will have a material effect on the Company's consolidated financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS 148)

In December 2002, the FASB issued SFAS 148, which amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Management does not believe that the impact of adopting SFAS 148 will have a material effect on the Company's consolidated financial statements.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
(FIN 45)

In November 2002, the FASB issued FIN 45 which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 for the fiscal year ended December 29, 2002 and has adopted the initial recognition and measurement provisions for any guarantees issued or modified starting December 30, 2002. The Company has determined that it does not have any "Guarantees, Including Indirect Guarantees of Indebtedness of Others". Therefore, no disclosure is required for the fiscal year ended December 29, 2002 and the adoption of the initial recognition provisions of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"
(FIN 46)

In January 2003, the FASB issued FIN 46 which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has determined that it does not have any variable interests in any variable interest entities. Therefore, no disclosure is required for the fiscal year ended December 29, 2002 and the adoption of the initial recognition provisions of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

3. PREPAID EXPENSES AND OTHER ASSETS

The composition of prepaids and other assets is as follows:

                                                   2002           2001
                                                ----------      --------
     Consumables and supplies                     $  1,513      $  1,245
     Receivables                                       237            16
     Other                                             169           155
                                                  --------      --------
     Total                                        $  1,919      $  1,416
                                                  ========      ========

4. PROPERTY AND EQUIPMENT

     The composition of property and equipment is as follows:

                                                      2002          2001
                                                   ---------     ---------
     Surgical instruments and gowns                $  31,614     $  26,627
     Containers                                        2,126         1,985
     Machinery and equipment                           4,800         4,728
     Leasehold improvements                            3,714         4,056
     Furniture and fixtures                            2,005         1,877
                                                   ---------     ---------
                                                      44,259        39,273
     Accumulated depreciation and amortization       (20,056)      (15,861)
                                                   ---------     ---------
                                                   $  24,203     $  23,412
                                                   =========     =========

Depreciation and amortization expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $5,388, $4,967 and $3,970,
respectively.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

The composition of assets recorded under capital leases is as follows:

                                                2002           2001
                                             ----------     ----------
     Surgical instruments                       $   355       $   2,174
     Machinery and equipment                         99             685
     Containers                                      49             335
                                                -------       ---------
                                                    503           3,194
     Accumulated amortization                      (278)         (1,538)
                                                -------       ---------
                                                $   225       $   1,656
                                                =======       =========

5. WRITE-DOWN OF PROPERTY AND EQUIPMENT

In November 2002, the Tampa facility was shutdown. The decision was based on low sales volume and the additional capital expenditures that would have been required to outfit the facility for instrument processing. The carrying amount of leasehold improvements and equipment written-off was $207 and $140, respectively. Remaining severance costs of $60 related to the closure were accrued at December 29, 2002.

In October 2001, equipment relating to a specific endoscopic contract was deemed to be unrecoverable. The carrying amount of the equipment written-off was $234. During the year, there was no revenue recorded on the contract and depreciation expense of $238 relating to the abandoned equipment was recorded in operating expenses.

In July 2000, the Houston facility was temporarily shutdown. The decision was based on low sales volume and the ability to transfer sterilization equipment from the Houston facility to other facilities, thus avoiding additional capital expenditures. The facility was to be placed back into service when a potentially significant instrument processing contract was signed. This potential contract was not signed and in December 2001, the decision was made not to place the facility back into service. The carrying amount of leasehold improvements and equipment written-off was $203 and $55, respectively. The Company was unable to sublease the facility during 2002 and has provided an additional reserve for remaining lease obligation costs of $81, which was accrued at December 29, 2002 (total obligation $181).

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The composition of accounts payable and accrued expenses is as follows:

                                                       2002          2001
                                                     --------     ---------
     Trade accounts payable                          $    964     $  1,345
     Salary and other compensation benefits               561          405
     Sales and other taxes                                320          371
     Professional fees                                    162          162
     Lease obligations                                    181          100
     Severance costs                                       60            -
     Other                                                117          138
                                                     --------     --------
     Total                                           $  2,365     $  2,521
                                                     ========     ========

7. EMPLOYEE BENEFIT PLANS

The Company has historically maintained a 401(k) defined contribution plan, which allows participants to make contributions based on a percentage of their earnings. During fiscal year 1999, employees of the Company became eligible to participate in a successor 401(k) plan with TFX. The TFX plan allows participants to make pretax contributions, which are matched on a proportionate basis. The Company's contributions for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 were approximately $93, $87 and $105, respectively.

8. INCOME TAXES

The provision for income taxes for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, consisted of the following:

                                             2002      2001       2000
                                           --------  --------   --------
     Current:
        Federal                            $  (795)  $ (1,220)  $ (1,189)
        State                                  (91)      (139)      (135)
                                           -------   --------   --------
                                           $  (886)  $ (1,359)  $ (1,324)
                                           =======   ========   ========

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

                                                           2002      2001      2000
                                                          ------    ------    ------
     Expected federal statutory tax rate (benefit)          (35)%     (35)%     (35)%
     State and local taxes, net                              (4)%      (4)%      (4)%
     Limitation (utilization) of net operating losses         -         -         -
                                                          -----     -----     -----
     Effective tax rate                                     (39)%     (39)%     (39)%
                                                          =====     =====     =====

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

The Company's federal net operating loss carryforwards will expire in varying amounts from 2003 through 2012.

9. OBLIGATIONS UNDER CAPITAL LEASES

Future minimum payments as of December 29, 2002 under capital leases for property and equipment, including surgical instruments, are as follows:


          Total minimum lease payments - 2003             $  31
          Less amount representing interest                   1
                                                          -----
          Present value of minimum lease payment          $  30
                                                          =====

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

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

11. COMMON STOCK WARRANTS

From time to time, the Company has issued Common Stock warrants to directors, lending institutions, and other third parties. At December 29, 2002 and December 30, 2001, the Company had aggregate warrants outstanding to purchase 1,500,000 shares of Common Stock at a price between $1.38 and $2.00 per share with expiration dates through December 2005.

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

Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and are exercisable immediately or in installments following a period of two (2) years after grant but within ten (10) years from the date of grant (five (5) years in the case of options granted to holders of more than 10% of the Company's voting stock). The exercise price must be at least equal to the fair market value of the Company's Common Stock on the date granted

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

(110% in the case of 10% shareholders). At December 29, 2002, Incentive Stock Options for an aggregate of 349,670 shares of Common Stock at exercise prices ranging from $0.26 to $1.28 were outstanding.

Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees. The exercise price is not limited and may be below the fair market value of the Company's Common Stock on the date of grant. At December 29, 2002, Non-Qualified Stock Options for an aggregate of 845,000 shares of Common Stock at exercise prices ranging from $0.44 to $1.50 were outstanding.

A summary of the status of the Company's stock option plans as of December 29, 2002 and December 30, 2001 and changes during the years ended on those dates is presented below.

                                                    2002                        2001                       2000
                                          -------------------------    ------------------------    ------------------------
                                                          WEIGHTED                    WEIGHTED                  WEIGHTED
                                                          AVERAGE                     AVERAGE                   AVERAGE
                                                          EXERCISE                    EXERCISE                  EXERCISE
                                            OPTIONS        PRICE         OPTIONS       PRICE        OPTIONS      PRICE
                                          -----------   -----------    -----------  -----------    ----------  ------------
     Outstanding at beginning of year       1,241,170   $      0.73     1,015,670   $      0.83    1,129,670   $      0.85
     Granted                                        -                     320,000          0.43      452,500          1.43
     Exercised                                      -                           -             -            -             -
     Canceled/Expired                          46,500          0.47        94,500          0.77      566,500          1.36
                                          -----------                  ----------                  ---------
     Outstanding at end of year             1,194,670          0.74     1,241,170          0.73    1,015,670          0.83
                                          ===========                  ==========                  =========
     Options exercisable at end of year       955,420                     850,045                    817,170
                                          ===========                  ==========                  =========
     Weighted average fair value of
      options granted during the year     $         -                  $     0.25                  $    0.52

The following table summarizes information about stock options outstanding at December 29, 2002:

                           WEIGHTED
                           AVERAGE                        WEIGHTED
                           REMAINING                      AVERAGE
            OPTIONS       CONTRACTUAL       OPTIONS       EXERCISE
          OUTSTANDING        LIFE         EXERCISABLE      PRICES
          ------------   ------------     -----------    ----------
              260,000          8               65,000     $   0.43
              109,500          6               81,500         0.69
              608,000          2              608,000         0.74
              187,170          4              170,920         1.09
               30,000          4               30,000         1.50
          -----------                     -----------
            1,194,670                         955,420
          ===========                     ===========

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

13. RELATED PARTY TRANSACTIONS

The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing certain of the Company's services. Pilling Surgical (Pilling), a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling are made on commercial terms. Instrument purchases from Pilling for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, were approximately $937, $772 and $1,308, respectively.

Effective April 12, 2001, the Company entered into a Sales and Marketing Agreement with Pilling. Under the terms of the agreement, Pilling is granted the sole and exclusive right to market the Company's comprehensive line of surgical support services to hospitals and ambulatory centers throughout the United States. The term of the agreement is for three years ending on April 30, 2004 and provides for early termination in the event billed sales of services from Pilling generated contracts during any calendar year do not exceed amounts specified in the agreement. During each calendar year, the Company will pay Pilling a fee on billed sales from contracts signed in that calendar year. In the year ended December 29, 2002 and December 30, 2001, Pilling earned fees totaling $175 and $138, respectively.

The Company entered into a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500 of unsecured financing. The outstanding principal on this credit facility is due and payable on April 30, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2002, 2001 and 2000 at a weighted average rate of 5.9%, 8.2% and 10.5%, respectively. Interest charged by TFX amounted to $1,525, $1,777 and $1,684 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

Teleflex also charged the Company fees for legal, treasury, tax and other financial services. Fees of $200 were charged for each of the years ended December 29, 2002 and December 30, 2001 and fees of $350 were charged for the year ended December 31, 2000.

See Notes 8 and 10 for other related party transactions.

SSI SURGICAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 29, 2002
--------------------------------------------------------------------------------
(Dollars in Thousands, except per share)

14. COMMITMENTS AND CONTINGENCIES:

Minimum annual rental commitments for non-cancelable operating leases, principally for the Company's off-site sterilization facilities, at December 29, 2002 are as follows:

          2003                                            $  1,358
          2004                                               1,162
          2005                                               1,124
          2006                                               1,063
          2007                                               1,032
          Thereafter                                         2,335
                                                          --------
                                                          $  8,074
                                                          ========

Rent expense, net of sublease income of approximately $274, $195 and $263, was approximately $1,795, $1,924 and $1,564 for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively.

The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business. The Company does not believe that these actions will have a material impact on the Company's business, financial condition or results of operations.

15. JOINT VENTURE AGREEMENT

Effective September 7, 2001, the Company entered into a Joint Venture Agreement with World Healthcare Systems (WHS). Under the terms of the agreement, the Company and WHS formed a joint venture, World SSI LLC, majority owned by WHS. World SSI sold and marketed the Company's comprehensive line of off-site surgical support services to hospitals and ambulatory surgery centers. As part of the joint venture arrangement, World SSI would, subject to certain performance criteria, acquire the Company's existing Off-Site facilities through which SSI currently carries on its Off-Site business. The performance criteria was not met and the joint venture, World SSI, LLC, was dissolved effective October 7, 2002.