Form 10-Q
period 2003-03-30
SSI SURGICAL SERVICES INC
filed 2003-06-02
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 2-85008-NY

SSI Surgical Services, Inc.

(Exact name of registrant as specified in its charter)

New York	11-2621408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5776 Hoffner Avenue, Suite 200, Orlando Florida	32822
(Address of principal executive offices)	(Zip Code)

(407) 249-1946

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2003
Common Stock, $.01 Par Value	19,491,216

SSI Surgical Services, Inc.

Index to Form 10-Q

Three Months Ended March 30, 2003

SSI Surgical Services, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	March 30, 2003	December 29, 2002
Assets
Current Assets:
Cash and cash equivalents	$27	$29
Accounts receivable less allowance for doubtful accounts of $415 and $415	7,130	6,912
Prepaid expenses and other assets	1,805	1,919

Total current assets	8,962	8,860
Property and equipment, net	23,714	24,203
Intangibles, net	4,637	4,637
Other assets	116	130

Total assets	$37,429	$37,830

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,354	$2,365
Obligations under capital leases	10	30

Total current liabilities	2,364	2,395
Payable to affiliates	26,656	26,544

Total liabilities	29,020	28,939
Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(14,805)	(14,323)

Total shareholders’ equity	8,409	8,891

Total liabilities and shareholders’ equity	$37,429	$37,830

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, except per share)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net revenues	$8,246	$8,685
Cost of revenues	7,294	7,551

Gross profit	952	1,134
Distribution Expenses	323	386
Selling, general and administrative	1,055	1,078

Loss from operations	(426)	(330)
Interest	364	368

Loss before income taxes	(790)	(698)
Income tax benefit	(308)	(272)

Net loss	$(482)	$(426)

Loss per common share – basic	$(.02)	$(.02)

Loss per common share – diluted	$(.02)	$(.02)

Weighted average common shares	19,491	19,491

Weighted average dilutive common shares	19,491	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(482)	$(426)
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	1,448	1,283
Changes in operating assets and liabilities:
Accounts receivable	(218)	(293)
Prepaid expenses and other assets	128	(127)
Accounts payable and accrued liabilities	(11)	50

Net cash provided by operating activities	865	487

Cash flows for investing activities:
Net purchase of property and equipment	(959)	(2,351)

Net cash used by investing activities	(959)	(2,351)

Cash flows from financing activities:
Repayments under capital lease obligations	(20)	(140)
Net borrowings from affiliates	112	2,021

Net cash provided by financing activities	92	1,881

Increase (decrease) in cash and cash equivalents	(2)	17
Cash and cash equivalents at beginning of period	29	72

Cash and cash equivalents at end of period	$27	$89

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

NOTE 2

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three months ended March 30, 2003 and March 31, 2002, since the results would be antidilutive. The securities excluded at March 30, 2003 consist of aggregate warrants to purchase 1,500,000 shares of common stock and exercisable incentive and non-qualified options to purchase 1,034,170 shares of common stock.

NOTE 3

The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to directors, officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock-based employee compensation cost is reflected in net loss. No stock options were granted during the three months ended March 30, 2003 and March 31, 2002

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues decreased $439,000 or 5.1%, to $8,246,000 for the three months ended March 30, 2003 compared to $8,685,000 for the three months ended March 31, 2002. This decrease is attributed to the closure of the Tampa facility in 2002 and a decline in revenue at the offsite reprocessing facilities, partially offset by additional revenues from new endoscopic services customers.

Gross profit decreased to $952,000 or 11.5% of revenues for the three months ended March 30, 2003 compared with $1,134,000 or 13.1% of revenues for the three months ended March 31, 2002. This decrease is attributed to a volume decline at the offsite reprocessing facilities.

Distribution costs decreased to $323,000 or 3.9% of revenues for the three months ended March 30, 2003 compared with $386,000 or 4.4% of revenues for the three months ended March 31, 2002. The decrease in distribution costs resulted from the closure of the Tampa facility in 2002 and volume decline at the reprocessing facilities.

Selling, general and administrative expenses decreased by $23,000 to $1,055,000 for the three months ended March 30, 2003 compared to $1,078,000 for the three months ended March 31, 2002. The decrease was primarily the result of continued cost control initiatives offset by increased selling commissions.

Interest expense decreased by $4,000 to $364,000 for the three months ended March 30, 2003 compared to $368,000 for the three months ended March 31, 2002. This decrease was the result of lower interest rates associated with borrowings from affiliates.

Net loss for the three months ended March 30, 2003 was $482,000 compared to net loss of $426,000 for the three months ended March 31, 2002. Basic and diluted earnings per share in the three months ended March 30, 2003 represented a net loss per share of $.02, compared to a net loss per share of $.02 in the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company generated cash flows from operations of $865,000 in the three months ended March 30, 2003 compared to $487,000 in the three months ended March 31, 2002. This increase in cash flows compared to prior year was primarily the result of a reduction in prepaid and other assets.

Capital expenditures totaled $959,000 in the three months ended March 30, 2003 compared with $2,351,000 in the three months ended March 31, 2002. These purchases were principally surgical instruments made to support the Company’s new and existing sales contracts.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its majority shareholder, and cash flows from operating activities will provide support for these expenditures.

The Company had $10,000 in obligations under capital leases for equipment and surgical instruments at March 30, 2003. In addition, the Company had borrowings of $26,575,000 outstanding at March 30, 2003 under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on July 31, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2003.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company’s facilities and equipment for future operations and the availability of additional facilities and equipment in the future, and the sufficiency of funds for the Company’s working capital requirements during the next twelve months may be forward looking statements. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company’s future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Approximately 61% of the Company’s healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

May 21, 2003	SSI SURGICAL SERVICES, INC.

	By:	/s/ TODD RIDDELL
Todd Riddell President and Chief Executive Officer

	By:	/s/ PAUL A. D’ALESIO
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

Date: May 21, 2003

/s/ TODD RIDDELL
Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Paul A. D’Alesio, Chief Financial Officer and Treasurer of SSI Surgical Services, Inc., certify that:

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

Date: May 21, 2003

/s/ PAUL A. D’ALESIO
Chief Financial Officer and Treasurer