Form 10-Q
period 2003-06-29
SSI SURGICAL SERVICES INC
filed 2003-08-13
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 29, 2003

or

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.01 Par Value	19,491,216

SSI Surgical Services, Inc.

Index to Form 10-Q

Three Months and Six Months Ended June 29, 2003

SSI Surgical Services, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 29, 2003 (Unaudited)	December 29, 2002

Assets

Current Assets:
Cash and cash equivalents	$24	$29
Accounts receivable less allowance for doubtful accounts of $413 and $415	7,403	6,912
Prepaid expenses and other assets	1,371	1,919

Total current assets	8,798	8,860

Property and equipment, net	22,886	24,203
Intangibles, net	4,637	4,637
Other assets	106	130

Total assets	$36,427	$37,830

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,336	$2,365
Obligations under capital leases	—	30

Total current liabilities	2,336	2,395

Payable to affiliates	26,198	26,544

Total liabilities	28,534	28,939

Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(15,321)	(14,323)

Total shareholders’ equity	7,893	8,891

Total liabilities and shareholders’ equity	$36,427	$37,830

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, except per share)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net revenues	$8,817	$8,927	$17,063	$17,612
Cost of revenues	7,315	7,550	14,609	15,101

Gross profit	1,502	1,377	2,454	2,511

Distribution Expenses	305	371	628	757
Selling, general and administrative	1,351	1,137	2,406	2,215

Loss from operations	(154)	(131)	(580)	(461)

Interest	361	388	725	756
Write-down of assets	330	—	330	—

Loss before income taxes	(845)	(519)	(1,635)	(1,217)

Income tax benefit	(329)	(202)	(637)	(474)

Net loss	$(516)	$(317)	$(998)	(743)

Loss per common share – basic	$(.03)	$(.02)	$(.05)	(.04)

Loss per common share – diluted	$(.03)	$(.02)	$(.05)	(.04)

Weighted average common shares	19,491	19,491	19,491	19,491

Weighted average dilutive common shares	19,491	19,491	19,491	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(998)	$(743)
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	2,952	2,669
Write-down of assets	330	—
Changes in operating assets and liabilities:
Accounts receivable	(491)	(877)
Prepaid expenses and other assets	572	(358)
Accounts payable and accrued liabilities	(29)	(17)

Net cash provided by operating activities	2,336	674

Cash flows for investing activities:
Net purchase of property and equipment	(1,965)	(3,931)

Net cash used by investing activities	(1,965)	(3,931)

Cash flows from financing activities:
Repayments under capital lease obligations	(30)	(260)
Net borrowings from affiliates	(346)	3,490

Net cash provided by financing activities	(376)	3,230

Increase (decrease) in cash and cash equivalents	(5)	(27)

Cash and cash equivalents at beginning of period	29	72

Cash and cash equivalents at end of period	$24	$45

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

NOTE 2

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three and six months ended June 29, 2003 and June 30, 2002, since the results would be antidilutive. The securities excluded at June 29, 2003 consist of aggregate warrants to purchase 1,500,000 shares of common stock and exercisable incentive and non-qualified options to purchase 1,034,170 shares of common stock.

NOTE 3

The Detroit facility lease expires August 31, 2003. Based on the low sales volume and the impending lease expiration, the Detroit facility was shutdown in June 2003. The carrying amount of leasehold improvements and equipment written-off was $161 and $169, respectively. Remaining severance costs of $97 related to the closure were accrued at June 27, 2003.

NOTE 4

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe adoption of FAS 150 will have a material impact on the results of operations or financial condition of the Company.

NOTE 5

The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to directors, officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock-based employee compensation cost is reflected in net loss. Stock options to purchase 40,000 shares were granted during the three and six months ended June 29, 2003. No stock options were granted during the three or six months ended June 29, 2003 and June 30, 2002. The Company applies the disclosure-only provisions of SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123,” continuing to measure compensation cost in accordance with APB 25 “Accounting for Stock Issued to Employees”. There would have been no difference between net loss and pro forma net loss had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues decreased $110,000 or 1.2%, to $8,817,000 for the three months ended June 29, 2003 compared to $8,927,000 for the three months ended June 30, 2002. Revenues decreased $549,000 or 3.1%, to $17,063,000 for the six months ended June 29, 2003 compared to $17,612,000 for the six months ended June 30, 2002. This decrease is attributed to the closure of the Tampa facility in 2002 and a decline in revenue at the offsite reprocessing facilities, partially offset by additional revenues from new endoscopic services customers.

The gross profit margin increased to 17.0% of revenues for the three months ended June 29, 2003 compared with 15.4% of revenues for the three months ended June 30, 2002. Gross profit increased to 14.4% of revenues for the six months ended June 29, 2003 compared with 14.3% of revenues for the six months ended June 30, 2002. This increase is primarly the result of continued cost control initiatives and realignment of labor resources.

Distribution costs decreased to $305,000 or 3.5% of revenues for the three months ended June 29, 2003 compared with $371,000 or 4.2% of revenues for the three months ended June 30, 2002. Distribution costs decreased to $628,000 or 3.7% of revenues for the six months ended June 29, 2003 compared with $757,000 or 4.3% of revenues for the six months ended June 30, 2002.The decrease in distribution costs resulted from the closure of the Tampa facility in 2002 and volume decline at the reprocessing facilities.

Selling, general and administrative expenses increased by $214,000 to $1,351,000 for the three months ended June 29, 2003 compared to $1,137,000 for the three months ended June 30, 2002. Selling, general and administrative expenses increased by $191,000 to $2,406,000 for the six months ended June 29, 2003 compared to $2,215,000 for the six months ended June 30, 2002. The increase was primarily the result of increased selling commissions and severance costs associated with the closure of the Detroit reprocessing facility, offset by continued cost control initiatives.

Interest expense decreased by $27,000 to $361,000 for the three months ended June 29, 2003 compared to $388,000 for the three months ended June 30, 2002. Interest expense decreased by $31,000 to $3725000 for the six months ended June 29, 2003 compared to $756,000 for the six months ended June 30, 2002. This decrease was the result of lower interest rates associated with borrowings from affiliates.

Net loss for the three months ended June 29, 2003 was $516,000 compared to net loss of $317,000 for the three months ended June 30, 2002. Net loss for the six months ended June 29, 2003 was $998,000 compared to net loss of $743,000 for the six months ended June 30, 2002. Basic and diluted earnings per share in the three months ended June 29, 2003 represented a net loss per share of $.03, compared to a net loss per share of $.02 in the three months ended June 30, 2002. Basic and diluted earnings per share in the six months ended June 29, 2003 represented a net loss per share of $.05, compared to a net loss per share of $.04 in the six months ended June 30, 2002.

Liquidity and Capital Resources

The Company generated cash flows from operations of $2,336,000 in the six months ended June 29, 2003 compared to $674,000 in the six months ended June 30, 2002. This increase in cash flows compared to prior year was primarily the result of a reduction in prepaid and other assets.

Capital expenditures totaled $1,965,000 in the six months ended June 29, 2003 compared with $3,931,000 in the six months ended June 30, 2002. These purchases were principally surgical instruments made to support the Company’s new and existing sales contracts.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its majority shareholder, and cash flows from operating activities will provide support for these expenditures.

The Company had borrowings of $25,924,000 outstanding at June 29, 2003 under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on September 30, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

Item 4. Controls and Procedures

As of a date within 90 days prior to the filing of this report, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures provide reasonable assurance that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Security and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

1. During the quarter ended June 29, 2003, the Company filed the following report on Form 8-K:

On June 2, 2003 SSI Surgical Services, Inc. filed a report on Form 8-K dated May 21, 2003, to file as an exhibit the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2003                                                                                                                   SSI SURGICAL SERVICES, INC.

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

Date: August 9, 2003

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

Date: August 9, 2003

/s/ Paul A. D’Alesio

Chief Financial Officer and Treasurer