Form 10-Q
period 2003-09-28
SSI SURGICAL SERVICES INC
filed 2003-11-12
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2003

or

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

☒Yes         ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

☐ Yes         ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2003
Common Stock, $.01 Par Value	19,491,216

SSI Surgical Services, Inc.

Index to Form 10-Q

Three Months and Nine Months Ended September 28, 2003

SSI Surgical Services, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	September 28, 2003 (Unaudited)	December 29, 2002
Assets
Current Assets:
Cash and cash equivalents	$21	$29
Accounts receivable less allowance for doubtful accounts of $406 and $415	6,942	6,912
Prepaid expenses and other assets	981	1,919

Total current assets	7,944	8,860

Property and equipment, net	22,439	24,203
Intangibles, net	4,637	4,637
Other assets	110	130

Total assets	$35,130	$37,830

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,306	$2,365
Obligations under capital leases	—	30

Total current liabilities	2,306	2,395

Payable to affiliates	25,148	26,544

Total liabilities	27,454	28,939

Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(15,538)	(14,323)

Total shareholders’ equity	7,676	8,891

Total liabilities and shareholders’ equity	$35,130	$37,830

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, except per share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net revenues	$8,156	$8,710	$25,219	$26,322
Cost of revenues	6,632	7,378	21,241	22,479

Gross profit	1,524	1,332	3,978	3,843

Distribution Expenses	266	347	894	1,104
Selling, general and administrative	1,293	944	3,699	3,159

Income (loss) from operations	(35)	41	(615)	(420)

Interest	321	396	1,046	1,152
Write-down of assets	—	—	330	—

Loss before income taxes	(356)	(355)	(1,991)	(1,572)

Income tax benefit	(139)	(139)	(776)	(613)

Net loss	$(217)	$(216)	$(1,215)	(959)

Loss per common share – basic	$(.01)	$(.01)	$(.06)	(.05)

Loss per common share – diluted	$(.01)	$(.01)	$(.06)	(.05)

Weighted average common shares	19,491	19,491	19,491	19,491

Weighted average dilutive common shares	19,491	19,491	19,491	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net loss	$(1,215)	$(959)
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	4,237	4,019
Write-down of assets	330	—
Changes in operating assets and liabilities:
Accounts receivable	(30)	(154)
Prepaid expenses and other assets	958	(262)
Accounts payable and accrued liabilities	(59)	116

Net cash provided by operating activities	4,221	2,760

Cash flows for investing activities:
Net purchase of property and equipment	(2,803)	(5,422)

Net cash used by investing activities	(2,803)	(5,422)

Cash flows from financing activities:
Repayments under capital lease obligations	(30)	(316)
Borrowings from affiliates	13,079	16,949
Repayments to affiliates	(14,475)	(14,016)

Net cash (used) provided by financing activities	(1,426)	2,617

Increase (decrease) in cash and cash equivalents	(8)	(45)

Cash and cash equivalents at beginning of period	29	72

Cash and cash equivalents at end of period	$21	$27

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

NOTE 2

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three and nine months ended September 28, 2003 and September 29, 2002, since the results would be antidilutive. The securities excluded at September 28, 2003 consist of aggregate warrants to purchase 1,500,000 shares of common stock and exercisable incentive and non-qualified options to purchase 1,034,170 shares of common stock.

NOTE 3

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on the results of operations or financial condition of the Company.

NOTE 4

The Company has stock-based compensation plans that provide for the granting of incentive and non-qualified options to directors, officers and key employees to purchase shares of common stock at the market price of the stock on the dates options are granted. No stock-based employee compensation cost is reflected in net loss. No stock options were granted during the three months ended September 28, 2003 and September 29, 2002. Stock options to purchase 40,000 shares were granted during the nine months ended September 28, 2003. No stock options were granted during the nine months ended September 29, 2002. The Company applies the disclosure-only provisions of SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123,” continuing to measure compensation cost in accordance with APB 25 “Accounting for Stock Issued to Employees”. There would have been no difference between net loss and pro forma net loss had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123.

NOTE 5

On October 3, 2003, the Company notified employees that the Baltimore facility would be closed. The decision to close the Baltimore facility was based on the low sales volume and the expiration of the building lease. The shutdown will be completed and related charges expensed in the fourth quarter of 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues decreased $554,000 or 6.4%, to $8,156,000 for the three months ended September 28, 2003 compared to $8,710,000 for the three months ended September 29, 2002. Revenues decreased $1,103,000 or 4.2%, to $25,219,000 for the nine months ended September 28, 2003 compared to $26,322,000 for the nine months ended September 29, 2002. This decrease is attributed to the closure of the Detroit facility in the second quarter of 2003 and the Tampa facility in 2002, and a decline in revenue at the offsite reprocessing facilities, partially offset by additional revenues from new endoscopic services customers.

The gross profit margin increased to 18.7% of revenues for the three months ended September 28, 2003 compared with 15.3% of revenues for the three months ended September 29, 2002. Gross profit increased to 15.8% of revenues for the nine months ended September 28, 2003 compared with 14.6% of revenues for the nine months ended September 29, 2002. This increase is primarly the result of continued cost control initiatives and realignment of labor resources, along with the closure of offsite reprocessing facilities.

Distribution costs decreased to $266,000 or 3.3% of revenues for the three months ended September 28, 2003 compared with $347,000 or 4.0% of revenues for the three months ended September 29, 2002. Distribution costs decreased to $894,000 or 3.5% of revenues for the nine months ended September 28, 2003 compared with $1,104,000 or 4.2% of revenues for the nine months ended September 29, 2002.The decrease in distribution costs resulted from the closure of the Detroit and Tampa facilities and volume decline at the reprocessing facilities.

Selling, general and administrative expenses increased by $349,000 to $1,293,000 for the three months ended September 28, 2003 compared to $944,000 for the three months ended September 29, 2002. Selling, general and administrative expenses increased by $540,000 to $3,699,000 for the nine months ended September 28, 2003 compared to $3,159,000 for the nine months ended September 29, 2002. The increase was primarily the result of increased selling commissions and one time severance and closing costs associated with the closure of the Detroit reprocessing facility, offset by continued cost control initiatives.

Interest expense decreased by $75,000 to $321,000 for the three months ended September 28, 2003 compared to $396,000 for the three months ended September 29, 2002. Interest expense decreased by $106,000 to $1,046,000 for the nine months ended September 28, 2003 compared to $1,152,000 for the nine months ended September 29, 2002. This decrease was the result of a reduction in borrowings from affiliates and lower interest rates associated with these borrowings.

Net loss for the three months ended September 28, 2003 was $217,000 compared to net loss of $216,000 for the three months ended September 29, 2002. Net loss for the nine months ended September 28, 2003 was $1,215,000 compared to net loss of $959,000 for the nine months ended September 29, 2002. Basic and diluted earnings per share in the three months ended September 28, 2003 and September 29, 2002 represented a net loss per share of $.01. Basic and diluted earnings per share in the nine months ended September 28, 2003 represented a net loss per share of $.06, compared to a net loss per share of $.05 in the nine months ended September 29, 2002.

Liquidity and Capital Resources

The Company generated cash flows from operations of $4,221,000 in the nine months ended September 28, 2003 compared to $2,760,000 in the nine months ended September 29, 2002. This increase in cash flows compared to prior year was primarily the result of a reduction in prepaid expenses and other assets.

Capital expenditures totaled $2,803,000 in the nine months ended September 28, 2003 compared with $5,422,000 in the nine months ended September 29, 2002. These purchases were principally surgical instruments made to support the Company’s new and existing sales contracts.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its majority shareholder, and cash flows from operating activities will provide support for these expenditures.

The Company had borrowings of $24,833,000 outstanding at September 28, 2003 under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on December 31, 2004. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

Item 4. Controls and Procedures

As of the quarter ended September 28, 2003, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures provide reasonable assurance that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Security and Exchange Commission’s rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibit
31.1	—	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer relating to Section 906 of the Sarbanes-Oxley Act of 2002

Form 8-K Filings

1. During the quarter ended September 28, 2003, the Company filed the following report on Form 8-K:

On August 12, 2003 SSI Surgical Services, Inc. filed a report on Form 8-K dated August 9, 2003, to file as an exhibit the certifications of the Company’s Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2003	SSI SURGICAL SERVICES, INC.

By: /s/ Todd Riddell
Todd Riddell
President and Chief Executive Officer

By: /s/ Paul A. D’Alesio
Paul A. D’Alesio
Treasurer and Chief Financial Officer