Form 10-K
period 2003-12-28
SSI SURGICAL SERVICES INC
filed 2004-03-29
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Common Stock of the registrant held by non-affiliates of the registrant (2,914,696) on June 29, 2003 (the last business day of the registrant’s most recently completed fiscal second quarter) was approximately $830,688. The aggregate market value was computed based on the average bid and asked price of the registrant’s Common Stock on such date as reported on the Nasdaq Bulletin Board System.

The registrant had 19,491,216 Common Shares outstanding as of March 10, 2004.

Item 1. Description of Business

Overview

SSI Surgical Services, Inc. (“Surgical Services” or the “Company”) is a healthcare services company focused on providing surgical support services to hospitals and surgery centers throughout the United States. SSI Surgical Services, Inc. (OTCBB, SGSI.OB) is approximately 84.5% owned by TFX Equities Incorporated (TFX), a wholly owned subsidiary of Teleflex Incorporated (Teleflex), a Fortune 1000 company with headquarters in Limerick, Pennsylvania.

The Company was founded in May 1982 as Medical Sterilization, Inc., a New York Corporation. Effective May 28, 1999, the Company changed its name to SSI Surgical Services, Inc.

On January 11, 1999, the Company acquired all of the issued and outstanding shares of Endoscopy Specialists, Incorporated (“ESI”), a Florida-based surgical instrument management services firm, and all of the issued and outstanding shares not already held by the Company of SSI Surgical Services, Inc. (“SSI”), a Joint Venture with TFX. Both businesses were acquired from TFX in exchange for 13,400,000 shares of Common Stock and warrants to purchase an aggregate of 1,500,000 shares of Common Stock. As a result of the transaction, TFX now owns a majority of the outstanding common stock of the Company.

Beginning in the mid-1990’s, TFX brought together several medical services operations that made up ESI and SSI. Each of these operations brought its own healthcare knowledge, specialties and expertise to the new company, resulting in a comprehensive package of service offerings. Running through the history of the company is a dedication to high-quality, reusable products offered to its customers on a per procedure basis.

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

SSI was formed in 1997 as a joint venture between TFX and the Company. SSI was established to provide general and specialty instrument sets, basins and surgical gowns and towels to hospitals and other facilities. In August 1998, SSI acquired Sterilization Management Group (“SMG”) which owned and managed five surgical instrument and linen reprocessing facilities located in Baltimore, Chicago, Detroit, Houston, and Tampa.

Today the Company offers a comprehensive menu of services to hospitals and surgery centers, with a primary focus on the operating room (OR) and central sterile processing department (CSPD). Company headquarters are located in Orlando, Florida and the Company’s employees are based in hospitals, medical centers and sterilization facilities in numerous locations around the country.

On Site Services

The Company provides customers specialty instrument management programs that focus on minimally invasive surgical procedures (endoscopic services). The Company has a variety of service programs to meet customer demand. Surgical Services assigns trained service technicians to each customer hospital. The service technician is responsible for assisting with the operating room set-up prior to the start of the designated case, and remains on-site to serve as a technical expert available to respond to questions from the surgical staff regarding the proper use of the products and video systems supplied by the Company. At the completion of the case, the technician decontaminates and reprocesses the company’s instruments and performs quality assurance checks on the instruments to validate their readiness for the next procedure. The Company manages all repairs, refurbishing, reprocessing and replacement costs associated with the provided products.

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

In addition to the specialty instrument management program, Surgical Services provides professional management and staffing to train and direct the sterile processing departments in hospitals. The Company provides the customer with trained and certified technicians to increase productivity and assumes responsibility for management of the instrument inventory that includes the establishment of an inventory tracking system, repair and maintenance, replacement and purchase of new instruments. This service is billed to the customer on a contractual basis.

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

This business currently operates two industrial reprocessing facilities that can sterilize, package, reassemble, decontaminate and deliver to customers on a daily basis. The Company provides Instrument Sets for operating room and labor and delivery room procedures, such as gall bladder, tonsillectomy and adenoidectomy, open heart, vascular, orthopedic, endoscopy, cesarean sections, newborn delivery, hysterectomy and dilation and curettage.

The Company also packages its reusable textiles (surgical gowns and towels) in a variety of packs to meet customers’ needs. The reusable textiles are cleaned, inspected, sterilized, and delivered to the hospital. The Company offers a reprocessing service that utilizes state-of-the-art products such as GORE® Surgical Barrier Fabric (GORE is a trademark of W.L. Gore & Associates, Inc.), a surgical barrier fabric for gowns that is liquidproof and a series of one-ply and two-ply gowns that are liquid resistant. All of the gown materials are technologically advanced for comfort.

The Company’s services are designed to replace or supplement the existing in-house sterilization facilities of healthcare providers. Many hospitals have less efficient sterilization facilities, staff their facilities with nurses whose skills could be more effectively used elsewhere and underutilize their sterilization facilities by operating their equipment only once per day. Because of the relatively low volume of sterilization activities undertaken at many of these facilities, worker productivity may not be as high as in other areas of the healthcare organization, causing concern for administrators. In addition, as hospitals continue to evaluate ways in which to utilize their available space better, many hospitals are seeking to replace their in-house sterilization facilities with profit generating centers such as operating rooms. Many hospitals are also looking for ways in which to improve operating room efficiency by eliminating the sterilization processing delays and shortages sometimes experienced with their in-house sterilization facilities.

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

The Company believes that it is able to offer improved sterility assurance levels than those maintained at many hospitals. The Company has established rigorous testing measures and procedures, such as sterilization process monitors (including temperature and pressure recording), chemical indicators and bacteriological spore and culture testing. See “Government Regulation.”

Competition

The Company’s principal competition for its on-site management programs is the hospitals’ in-house departments. In addition, on-site services are offered by several local and regional service companies as well as large corporations such as Cardinal Health, Inc., who now competes with several on-site service offerings that include: instrument processing, consulting, department management, staffing, training, and endoscopy services. The Company is recognized as one of the only service providers to offer the full service continuum and a flexible service offering. It provides customized solutions that include both on-site and off-site management programs for individual hospitals and healthcare delivery networks.

The Company’s principal competition with respect to its off-site management programs comes from the in-house sterilization facilities of hospitals and ambulatory surgi-centers. Most hospitals have in-house sterilization capabilities and many have invested significant capital in their sterilization facilities. Also, healthcare facilities with in-house sterilization departments may be committed to maintaining their sterilization capabilities and their current staffing levels. As a result, healthcare providers may be reluctant to shift their sterilization activities from in-house to an off-site contractor. Furthermore, some hospitals have union agreements that preclude or mitigate a hospital’s ability to outsource. In today’s managed care driven, consolidating environment, hospitals and hospital networks are renegotiating these agreements with yet to be determined success.

The Company has competition for its off-site reprocessing facilities in most of its markets. Surgical Express, previously Sterile Recoveries, Inc. and Angelica Corporation now compete with the Company. Substantial know-how and capital intensive barriers continue to limit competitive interest.

Customers

The Company markets and sells services to acute care hospitals, and stand-alone surgery centers in 20 states and the District of Columbia. Customers have been attracted to the Company because of its quality of service, comprehensive service offering and cost reduction opportunities. The Company provides services directly to the customer, thereby eliminating a third party to intervene on its behalf. Customers become interested in the Company’s service menu due to the following:

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

Hospitals have continued to embrace the idea of outsourcing support functions that are not core competencies. Outsourcing those areas that have significant staff requirements demanding specialized knowledge, large upfront capital demands, and space constraints has become increasingly more universal. The idea of outsourcing is consistent with the customer’s focus on improved efficiency, cost reduction, improved patient care and staff and physician satisfaction. The Company allows hospitals to focus on these initiatives by outsourcing the ownership of instrumentation, surgical linen, and equipment.

The Company’s sales cycle for new customers is typically between three to twelve months from the first contact. The sales cycle entails significant lead times in most institutions due to existing agreements with suppliers, Group Purchasing Organizations and cost reviews from hospital management. Contracts are generally executed with terms of three years or more providing a multi-year revenue stream. The Company believes that once an agreement is signed with a new customer, the customer is unlikely to move away from the service due to its premium service level, quality of products provided, quantified cost savings and knowledgeable technical personnel. Termination with cause by either party for a breach of the agreement with ninety days written notice is a standard provision of the contract.

Surgical Services’ sales strategy is to expand its regional agreements. The majority of the Company’s service agreements are with single hospitals. It is the Company’s belief that the trend toward the increased development of the Integrated Delivery Network’s (IDN’s) will continue well into the future. The IDN’s and regional buying groups have been able to negotiate for products and services in many cases better than Group Purchasing Organizations. Surgical Services continues to maximize its exposure to the individual hospital while intensifying sales efforts at the regional or IDN level. Management feels the need for hospitals to reduce operating costs and improve efficiencies provides opportunities for continued sales growth.

The Company plans to target existing markets in an effort to maximize existing assets and infrastructure. Additionally, suppliers that provide products to Surgical Services provide a valuable network in which the sales force are able to identify new customers. The future performance of the Company is dependent upon its ability to attract new customers and expand services in existing facilities.

As of March 10, 2004, the Company provides services to a customer base of approximately 121 hospitals and ambulatory surgi-centers. For the fiscal year ended December 28, 2003, one customer accounted for 10% or more of the Company’s total revenues and at December 28, 2003, 11 customers represented approximately 51% of the accounts receivable balance. The loss of any one of these customers could have a significant impact on the Company’s financial position or results of operations.

Suppliers

The Company purchases surgical instruments, sterilization containers, surgeon’s gowns and surgical towels from several vendors including Pilling Surgical (Pilling), a wholly-owned subsidiary of Teleflex. The Company believes that such products are readily available at market prices.

Sales and Marketing

Surgical Services’ sales and marketing strategy is to develop new accounts and grow existing accounts by service expansion: for example, if the Company is serving the labor and delivery department of a hospital it will attempt to leverage its services into the general operating room of the hospital after a period of successful product performance in the labor and delivery area. The Company has expanded its portfolio of reprocessing services to include new service offerings such as consulting, on-site management services and EtO sterilization.

Intellectual Property

The Company does not rely on any patents for the conduct of its business. The Company does rely upon the know-how of its employees.

Government Regulation

Significant aspects of the Company’s business are subject to state and federal statutes or regulations. Additionally, some products sold by the company are regulated as medical devices by the US Food and Drug Administration (FDA) or other state and federal agencies. The Company’s facilities are subject to regular inspection by the FDA which has the power to seize adulterated products, require the manufacturer to remove non-compliant products from the market, or administer other remedies deemed appropriate. Although the Company believes it is in substantial compliance with applicable federal and state statutes and regulations, additional restrictions could be imposed that could materially affect the Company.

Employees

As of December 28, 2003, the Company had 343 full-time and 20 part-time employees. The Company considers its employee relations to be good.

In February of 2003, 10 employees in a certain employee group elected to join the United Food and Commercial Workers Local 338. As of March 10, 2004, a collective bargaining agreement has not been negotiated.

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

The table below sets forth information on the Company’s properties:

Location	Approximate Size	Owned/Leased	Lease Expiration
McGaw Park, IL	26,000 sq. ft.	Leased	September 7, 2010
Syosset, NY	103,000 sq. ft.[1]	Leased	March 31, 2010
Orlando, FL	10,000 sq. ft.	Leased	December 31, 2008

Note:

1.	The Company subleases approximately 50,000 square feet of the premises.

The company conducts a substantial portion of its business in facilities (primarily hospitals and surgery centers) owned or operated by the customer. The Company has no obligation for rent, utilities, or maintenance of those facilities.

The Company believes that its facilities are suitable for its operations as presently conducted and for its foreseeable future operations. Equipment owned or leased by the Company is believed adequate for the Company’s present and foreseeable operations; however, they will require capacity enhancements as business continues to expand. The Company believes that additional facilities and equipment can be acquired as necessary.

Item 3. Legal Proceedings

In management’s opinion, there are no pending claims or litigation, the adverse determination of which would have a material adverse effect on the financial position, cash flows or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security-Holders

No matters were submitted for a vote of security-holders during the Company’s fiscal quarter ended December 28, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock, $.01 par value per share, is quoted on the Nasdaq Bulletin Board (under the symbol “SGSI”). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The approximate number of record holders of the Company’s Common Stock as of March 10, 2004 was 247.

The following table sets forth the high and low bid prices for a share of the Company’s Common Stock as reported on the Nasdaq Bulletin Board for each fiscal quarter in the last two fiscal years and for the first fiscal quarter of 2004 (through March 10, 2004):

	High Bid	Low Bid
2004
First Quarter (through March 10, 2004)	$0.28	$0.28

2003
Fourth Quarter	0.28	0.17
Third Quarter	0.20	0.16
Second Quarter	0.35	0.17
First Quarter	0.24	0.19

2002
Fourth Quarter	0.25	0.10
Third Quarter	0.28	0.21
Second Quarter	0.32	0.21
First Quarter	0.33	0.20

The Company has never paid cash dividends with respect to its shares of Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

Item 6. Selected Financial Data

Five-Year Statistical Summary

(Dollars and shares in thousands, except per share)	2003	2002	2001	2000	1999

Summary of Operations
Revenues	33,105	34,872	33,911	31,935	30,792
Income (loss) from operations	(1,493)	(732)	(1,643)	(1,558)	1,766
Interest expense	1,381	1,538	1,841	1,838	1,048
Write-down of Assets	769	348	592	—	—
Income (loss) before income taxes	(2,874)	(2,270)	(3,484)	(3,396)	718
Income taxes	(1,006)	(886)	(1,359)	(1,324)	197
Net income (loss)	(1,868)	(1,384)	(2,125)	(2,072)	521

Financial Position and Cash Flow Data
Working Capital	5,957	6,465	5,415	5,468	4,486
Total Assets	34,444	37,830	36,480	37,410	33,687
Long-term borrowings	24,862	26,544	23,338	21,064	14,834
Shareholders’ equity	7,023	8,891	10,275	12,400	14,472
Capital expenditures	3,384	6,527	6,076	7,534	5,656
Depreciation and amortization	5,489	5,388	5,373	4,376	3,346

Per Share Data
Basic earnings (loss) per share	(0.10)	(0.07)	(0.11)	(0.11)	0.03
Diluted earnings (loss) per share	(0.10)	(0.07)	(0.11)	(0.11)	0.03
Cash dividends declared	—	—	—	—	—
Average common shares outstanding	19,491	19,491	19,491	19,491	19,491
Average shares, assuming dilution	19,491	19,491	19,491	19,491	19,491

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make and continuously evaluate estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, impairing their ability to make payments, additional allowances may be required.

Valuation of Long-lived Assets. The Company’s long-lived assets include property, plant and equipment and goodwill, which are reviewed annually for impairment based on estimates of future cash flows. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets in fiscal year 2002. SFAS 142 requires goodwill and other intangible assets to be subject to an annual determination of continuing value (an impairment test) rather than be amortized annually.

Overview

The Company’s revenues are generated from a comprehensive menu of services to hospitals and surgery centers, with a primary focus on the operating room. These services include specialty instrument management programs that focus on minimally invasive surgical procedures, professional management and staffing of sterile processing departments in hospitals, off-site cleaning, decontamination and sterilization processing of containerized surgical instrument sets and reusable surgical gowns and towels.

Results of Operations

2003 Compared with 2002

Revenues

Revenues decreased $1,767,000, or 5.1%, from $34,872,000 in 2002 to $33,105,000 in 2003. The closures of the Detroit and Baltimore facilities in 2003 and the Tampa facility in 2002 resulted in decreased revenues of $3,900,000, compared to 2002. These decreased revenues were partially offset by revenue increases from endoscopic services attributable to the the full year impact of multi-year contracts signed in 2002 and the partial year impact of new multi-year contracts signed in fiscal 2003.

In 2003, the Company’s endoscopic services, instrument and linen sterilization services and management of sterile processing departments within hospitals accounted for approximately 61%, 27% and 12%, respectively, of the Company’s revenues, compared to 51%, 39% and 10% in 2002. These sources of revenue reflect the Company’s strategy to provide a complete service offering to hospitals and surgery centers.

Gross Profit

Gross profit margin increased to 17.3% of revenues in 2003 compared with 15.9% of revenues in 2002. This increase is primarly the result of continued cost control initiatives and realignment of labor resources, along with the closure of offsite reprocessing facilities.

Distribution Costs

Distribution costs decreased $261,000 or 18.4% from $1,419,000 in 2002 to $1,158,000 in 2003. The decrease in distribution costs from reprocessing facilities resulted from more efficient route planning and the closure of the Baltimore, Detroit and Tampa facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $771,000 from $4,526,000 in 2002, 13.0% of revenues, to $5,297,000 in fiscal 2003, 16.0% of revenues. The increase was primarily the result of increased selling commissions and one time severance and closing costs associated with the closing of plant facilities, offset by a reduction in provision for doubtful accounts expense and continued cost control initiatives. The Company expects the selling costs to increase slightly and the current level of general and administrative expenses to remain relatively stable during 2003.

Interest Expense

Interest expense decreased by $157,000 from $1,538,000 in 2002 to $1,381,000 in 2003. The decrease is attributed primarily to a reduction in borrowings from Teleflex used in connection with continued capital spending on surgical instruments and linens to support the growth of the hospital business.

Write-down of Assets

Write-down of assets includes $439,000 relating to the closure of the Baltimore facility and $330,000 relating to the closure of the Detroit facility.

Net Income (Loss)

Net loss in fiscal 2003 was $1,868,000 an increase of $484,000 from a net loss of $1,384,000 in fiscal 2002. Diluted and basic loss per share in fiscal 2003 and 2002 was $0.10 and $0.07, respectively.

2002 Compared with 2001

Revenues

Revenues increased $961,000, or 2.8%, from $33,911,000 in fiscal 2001 to $34,872,000 in fiscal 2002. Revenue increases from endoscopic services were attributable to the full year impact of multi-year contracts signed in 2001 and the partial year impact of new multi-year contracts signed in fiscal 2002. This revenue growth was partially offset by a reduction in instrument and linen sterilization services revenue resulting from the unanticipated loss of several customers and the closure of the Tampa facility. In fiscal 2002, the Company’s endoscopic services, instrument and linen sterilization services and management of sterile processing departments within hospitals accounted for approximately 51%, 39% and 10%, respectively, of the Company’s revenues, compared to 47%, 44% and 9% in 2001. These sources of revenue reflect the Company’s strategy to provide a complete service offering to hospitals and surgery centers.

Gross Profit

Gross profit margin decreased to 16.0% of revenues in 2002 compared with 17.7% of revenues in 2001. This decrease is attributed to a volume decline at the offsite reprocessing facilities and additional hiring and training of operations personnel to service new endoscopic contracts.

Distribution Costs

Distribution costs decreased $197,000 or 12.2% from $1,616,000 in fiscal 2001 to $1,419,000 in fiscal 2002. The decrease in distribution costs from reprocessing facilities resulted from more efficient route planning and the closure of the Tampa facility.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $897,000 from $5,423,000 in 2001, 16.0% of revenues, to $4,526,000 in fiscal 2002, 13.0% of revenues. The decrease was primarily the result of a reduction in provision for doubtful accounts expense and legal expense. The Company expects the current level of selling, general and administrative expenses to remain relatively stable during 2003.

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

Liquidity and Capital Resources

Cash flows from operating activities were $5,040,000 in 2003 compared to $3,592,000 in 2002. The increase resulted primarily from a reduction in consumables and supplies due to the closure of two plants and a decrease in the number of different products provided.

Capital expenditures decreased to $3,384,000 in 2003 compared to $6,527,000 in 2002, primarily due to a reduction in purchases of surgical instruments and linens. Expenditures in 2003 were made to support the Company’s new sales contracts entered into during fiscal 2003 and fiscal 2002.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex and cash flows from operating activities will provide support for these expenditures.

The Company had borrowings of $24,862,000 outstanding at December 29, 2003, a decrease of $1,682,000, under a $27,500,000 unsecured revolving loan agreement with Teleflex, its majority shareholder. The outstanding principal on this credit facility is due and payable on April 30, 2005. Interest under this agreement is payable at the prevailing prime rate of PNC Bank, plus 1.25 percent.

Contractual obligations at December 28, 2003 are summarized as follows (in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$24,862	—	$24,862	—	—
Operating Leases	$6,893	$1,120	$2,148	$2,146	$1,479

Total	$31,755	$1,120	$27,010	$2,146	$1,479

The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2004.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities Exchange Commission (including this Form 10-K) may contain statements which are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include matters such as the suitability of the Company’s facilities and equipment for future operations, the availability of additional facilities and equipment in the future, and the sufficiency of funds for the Company’s working capital requirements during 2004. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company’s future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Approximately 65% of the Company’s healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Item 8. Financial Statements

The following financial information required by this Item, is included in the financial statements set forth in Item 15(a) under the heading “Financial Statements” as a part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the year ended December 28, 2003, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarter ended December 28, 2003, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the individuals who are directors and executive officers as of March 19, 2004 and the positions currently held by each such person with the Company.

Name	Age	Position
Christopher E. Tihansky	39	Director, President, Chief Executive Officer
Forrest R. Whittaker	54	Director, Chairman of the Board
John J. Sickler (1)	62	Former Director, Chairman of the Board
Steven K. Chance (2)	58	Director, Secretary
D. Michael Deignan (2)	60	Director
Anthony J. Dimun	60	Director
Michael S. Irwin	56	Vice President Off Site Operations
Paul A. D’Alesio	46	Treasurer, Chief Financial Officer

(1)	Member of Compensation Committee
(2)	Member of Audit Committee

Directors

Christopher E. Tihansky was elected President and Chief Executive Officer on January 1, 2004 and Director of the Company on September 19, 2001. From January 2003 to December 31, 2003 he was Vice President and General Manager for the Surgical Business of Teleflex Medical North America, a business segment of Teleflex. From April 1999 to December 2002 he was Vice President Business Development of Teleflex Medical Group. From September 1995 to April 1999 he was Senior Healthcare Analyst at Genesis Merchant Group, an investment banking firm. He is a director of X-Site Medical, LLC, a privately held development stage medical device company.

Forrest R. Whittaker was elected a Director and Chairman of the Board on March 19, 2004. He had previously served as a Director of the Company from January 1996 to February 2001. Since April 2003, he has served as Group President Teleflex Incorporated. From June 2000 to April 2003, he served as Group President, Tyco Healthcare. From May 1993 to June 2000 he served as President and Chief Executive Officer of Paidos Health Management Services. He is a director of Vasomedical, Inc., a provider of noninvasive vascular devices and therapies to treat chronic heart disease.

Steven K. Chance was elected a Director on January 8, 1999. He is and has been since 1993 Vice President, Secretary and General Counsel of Teleflex.

D. Michael Deignan was elected President, Chief Operating Officer and Director of the Company on September 8, 1995 and Chief Executive Officer on December 31, 1995. He resigned as President and Chief Executive Officer on January 8, 1999. He is and has been since November 2002, an independent consultant to the medical device industry. From January 6, 2000 to October 31, 2002 he was President and Chief Executive Officer of Vasomedical, Inc., a provider of noninvasive vascular devices and therapies to treat chronic heart disease.

Anthony J. Dimun was elected a Director on March 19, 2004. Since May 2001, he has served as Chairman of Nascent Enterprises, LLC, a medical device venture advisory firm. From March 1987 to May 2001, he served as Executive Vice President and Chief Financial Officer of Vital Signs, Inc., a publicly held anesthesia, respiratory and sleep apnea medical device business. He is a director of Photomedix, Inc., a medical device company focused on facilitating the cost-effective use of technologies for doctors, hospitals, and surgery centers.

John J. Sickler resigned as Director and Chairman of the Board effective March 19, 2004. He had served as a Director since January 8, 1997. Since December 2003, he has been Acting Chief Financial Officer of Teleflex. Since December 2000, he has been Vice Chairman of Teleflex and Chairman-Teleflex Medical Group. From 1990 to 2000, he was President of TFX, a subsidiary of Teleflex engaged in business development. He is a director of Penn Engineering and Manufacturing Corp. and Microlog Corporation.

Executive Officers

Michael S. Irwin was elected Vice President-Off Site Operations on March 2, 1999. For two years prior to March 2, 1999 he was General Manager of Sterilization Management Group (“SMG”) which was acquired by SSI in August 1998. SMG owned and managed five surgical instrument and linen reprocessing facilities. From 1994 to 1997 he was a plant manager and division director of operations for the Interwoven Division of Baxter Healthcare, Inc., a manufacturer and distributor of medical supplies and equipment.

Paul A. D’Alesio was elected Treasurer and Chief Financial Officer on March 2, 1999. For more than five years prior thereto he was Controller of Meyer International, Inc., a holding company for distributors of building materials and its subsidiaries.

Code of Ethics

The company has a Code of Ethics applicable to all directors, employees, and agents of the company. The Chief Executive Officer and all senior financial officers, including the Chief Financial Officer and Principal Accounting Officer, are bound by the provisions set forth therein relating to ethical conduct, conflicts of interest and compliance with law. In addition to the Code of Ethics, the CEO and senior financial officers are subject to additional policies which are filed as Exhibit 14 to this Form 10-K. Copies of the Code of Ethics and additional policies applicable to the CEO and all senior financial officers are available in print form to any shareholder who requests them. Requests should be sent to the Investor Relations Department at SSI Surgical Services, Inc., 5776 Hoffner Ave., Suite 200, Orlando, FL 32822.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options	(1) All Other Compensation ($)
Christopher E. Tihansky, Pres., CEO & Director	2003	—	—	400,000	—
Todd Riddell, (2) Former Pres., CEO & Director	2003 2002 2001	200,000 200,000 200,000	20,750 7,500 7,500	150,000	134,666 3,241 3,236
Michael S. Irwin, Vice-President	2003 2002 2001	129,375 129,375 129,291	28,288 5,000 5,000	25,000	2,494 2,144 2,143
Paul A. D’Alesio, Treas. & CFO	2003 2002 2001	122,596 120,742 118,947	6,888 5,000 5,000	25,000	2,071 2,015 1,988
Craig Little, Vice-President	2003 2002 2001	150,000 134,423 119,904	8,400 5,000 —	25,000	1,681 2,214 1,916

(1)	Represents the Company’s matching contributions to the 401K Plan.
(2)	Mr. Riddell resigned from the Company effective December 31, 2003. Other compensation includes $131,226 accrued at December 28, 2003 pursuant to a separation agreement with the Company.

Option Grants in Last Fiscal Year

Name	Individual Grants			Expiration Date	Grant Date Present Value $
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)
D. Michael Deignan	20,000	4.8%	.25	5/7/13	2,117
Christopher E. Tihansky	400,000	95.2%	.26	12/11/13	37,829

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised in-the-money options at Fiscal Year End (#) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Christopher E. Tihansky	0	0	0	400,000	0	0
Todd Riddell	0	0	162,500	37,500	0	0
Michael S. Irwin	0	0	33,750	6,250	0	0
Paul A. D’Alesio	0	0	33,750	6,250	0	0

(1)	Market value of underlying securities at year end minus the exercise price.

Compensation of Directors

Directors of the Company who are also employees of the Company or any of its affiliates receive no additional compensation for their services as directors. Directors of the Company who are not employees of the Company or its affiliates (“outside directors”) are paid an annual fee at the rate of $3,000 per year and a $500 fee for each board or committee meeting attended, plus expenses. In addition, outside directors may receive stock options as determined by the compensation committee of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 10, 2004, the beneficial ownership of the Company’s voting securities by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Company’s voting securities outstanding at such date, (ii) each current Director of the Company, (iii) each executive officer of the Company and (iv) all current Directors and executive officers as a group:

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Total Voting Securities (3)
John J. Sickler (4) c/o TFX Equities Incorporated (“TFX”) 155 South Limerick Road Limerick, PA 19468	17,970,720	85.61%

D. Michael Deignan (5)	208,300	1.06%

Forrest R. Whittaker (6)	15,000	*

Steven K. Chance	—	—

Anthony J. Dimun	—	—

Christopher E. Tihansky	—	—

Todd Riddell (7)	162,500	*

Michael S. Irwin (8)	53,750	*

Paul A. D’Alesio (9)	56,250	*

All Executive Officers and Directors as a group (9)	18,466,520	86.37%

*	Represents holdings of less than 1%
(1)	Pursuant to the rules of the SEC, addresses are provided only for 5% beneficial owners.

(2)	Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares shown as owned, based on information provided to the Company by the persons and entities named in the table.
(3)	Total Voting Securities are 19,491,216 shares of Common Stock. Pursuant to the rules of the SEC, all outstanding options and warrants which are exercisable within 60 days of March 10, 2004 (“Presently Exercisable Securities”) held by the relevant person or entity are included as outstanding Total Voting Securities for purposes of determining that person’s or entity’s Percentage of Total Voting Securities, but are not included for purposes of determining any other person’s or entity’s Percentage of Total Voting Securities.
(4)	Consists of 16,470,720 shares of Common Stock and 1,500,000 Presently Exercisable Securities held by TFX. Mr. Sickler has voting and investment power over the shares held by TFX. Mr. Sickler disclaims beneficial ownership of the shares held by TFX.
(5)	Consists of 63,300 shares of Common Stock owned and 145,000 Presently Exercisable Securities.
(6)	Consists of 15,000 Presently Exercisable Securities.
(7)	Consists of 162,500 Presently Exercisable Securities.

(8)	Consists of 20,000 shares of Common Stock and 33,750 Presently Exercisable Securities.
(9)	Consists of 22,500 shares of Common Stock and 33,750 Presently Exercisable Securities.
(10)	Consists of 16,576,520 shares of Common Stock and 1,890,000 Presently Exercisable Securities.

Item 13. Certain Relationships and Related Transactions

Forrest R. Whittaker, a Director and Chairman of the Board of the Company, is Group President Teleflex Incorporated.

John J. Sickler, formerly a Director and Chairman of the Board of the Company, is Vice Chairman and Acting Chief Financial Officer of Teleflex. TFX, a subsidiary of Teleflex, owns 84.5% of the outstanding voting securities of SSI.

D. Michael Deignan, a Director of the Company, was paid consulting fees and expenses during 2003 by Teleflex Medical North America, a business segment of Teleflex.

Steven K. Chance, a Director and Secretary of the Company, is Vice President, Secretary and General Counsel of Teleflex.

Christopher E. Tihansky, President, Chief Executive Officer and a Director of the Company, is employed by Teleflex Medical North America, a business segment of Teleflex, and his salary will be reimbursed by the Company. During 2003, he was Vice President and General Manager for the Surgical Business of Teleflex Medical North America.

Transactions with Management and Others

The Company has a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500,000 of unsecured financing. The outstanding principal on this credit facility was $24,862,000 and $26,431,000 at December 28, 2003 and December 29, 2002, respectively, and is due and payable on April 30, 2005. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent. Interest was charged on the unpaid principal balance during 2003, 2002 and 2001 at a weighted-average rate of 5.3%, 5.9% and 8.2%, respectively. Interest charged by Teleflex amounted to $1,380,000, $1,525,000 and $1,777,000 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing certain of the Company’s services. Pilling Surgical (Pilling), a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling are made on commercial terms. Instrument purchases from Pilling for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, were approximately $458,000, $937,000, and $772,000, respectively. Amounts owing to Pilling for such purchases totaled $33,000 and 113,000 at December 29, 2003 and December 28, 2002, respectively.

Effective April 12, 2001, the Company entered into a Sales and Marketing Agreement with Pilling. Under the terms of the agreement, Pilling was granted the sole and exclusive right to market the Company’s comprehensive line of surgical support services to hospitals and ambulatory centers throughout the United States. The term of the agreement was for three years ending on April 30, 2004 and provided for early termination in the event billed sales of services from Pilling generated contracts during any calendar year do not exceed amounts specified in the agreement. During each calendar year, the Company paid Pilling a fee on billed sales from contracts signed in that calendar year. By mutual agreement, the Sales and Marketing Agreement was terminated effective May 4, 2003. In the years ended December 28, 2003, December 29, 2002 and December 30, 2001, Pilling earned fees totaling $45,000, $175,000 and $138,000, respectively.

Teleflex charges the Company fees for legal, treasury, tax and other financial services. Fees of $200,000 were charged for each of the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed to the Company by PricewaterhouseCoopers LLP for the performance of the audit and the review of the Company’s financial statements were $100,000 during each of the years 2003 and 2002.

There were no non-audit services provided by PricewaterhouseCoopers LLP during the years 2003 or 2002.

Policy on Audit Committee Pre-Approval of Audit and

Non-Audit Services of Independent Auditors

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent auditors.

On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of the independent auditors. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. The Audit Committee may also delegate the ability to pre-approve audit and permitted non-audit services to a subcommittee consisting of one or more members, provided that any such pre-approvals are reported on at a subsequent Audit Committee meeting.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Exhibits

(1) Financial Statements

The following are included herein under Item 8:

(2) Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

(3)(i)(1) Restated Certificate of Incorporation filed May 21, 1999.

(3)(ii)(1) Amended and Restated By-Laws dated June 2, 1987 – filed as Exhibit (3)(4) to Annual Report for the year ended December 31,1995 on Form 10-KSB and incorporated herein by reference.

(10)(1) 1994 Stock Option Plan – filed as Exhibit (10)(a)(1) to Annual Report for the year ended December 31, 1993 on Form 10-K and incorporated herein by reference.

(10)(2) 1996 Stock Option Plan – filed as Exhibit (10)(2) to the Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

(10)(3) Lease dated November 20, 1995 with Barlich Realty, Inc. – filed as Exhibit (10)(4) to Annual Report for the year ended December 31, 1995 on Form 10-KSB and incorporated herein by reference.

(10)(4) Acquisition Agreement dated November 19, 1998 between the Company and TFX Equities Incorporated – filed as Exhibit (1) to Form 8-K dated January 26, 1999 and incorporated herein by reference.

(10)(5) Revolving Loan Account Agreement dated December 26, 1999 between the Company and Teleflex Incorporated – filed as Exhibit (10)(5) to Annual Report for the year ended December 26, 1999 on Form 10-K and incorporated herein by reference.

(10)(6) Revolving Loan Account Agreement dated December 29, 2000 between the Company and Teleflex Incorporated – filed as Exhibit (10)(6) to Annual Report for the year ended December 31, 2000 on Form 10-K and incorporated herein by reference.

(14) Code of Ethics policy applicable to the Company’s Chief Executive Officer and senior financial officers.

(31)(a) Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b) Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a) Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b) Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2004	SSI SURGICAL SERVICES, INC.

	By:	/s/ Christopher E. Tihansky
	Name:	Christopher E. Tihansky
	Title:	Chief Executive Officer and President

In accordance with the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title(s)	Date
/s/ Christopher E. Tihansky Christopher E. Tihansky	President, Chief Executive Officer (principal executive)	March 22, 2004

/s/ Paul A. D’Alesio Paul A. D’Alesio	Treasurer, Chief Financial Officer (principal accounting officer)	March 22, 2004

/s/ Forrest R. Whittaker Forrest R. Whittaker	Director, Chairman of the Board	March 22, 2004

/s/ Steven K. Chance Steven K. Chance	Director and Secretary	March 22, 2004

/s/ D. Michael Deignan D. Michael Deignan	Director	March 22, 2004

/s/ Anthony J. Dimun Anthony J. Dimun	Director	March 22, 2004

Report of Independent Auditors

To the Shareholders and Board of Directors

of SSI Surgical Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(i) on page 23 present fairly, in all material respects, the financial position of SSI Surgical Services, Inc. at December 28, 2003 and December 29, 2002, and the results of its operations and cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible, effective December 31, 2001.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 24, 2004

SSI Surgical Services, Inc.

Consolidated Balance Sheets

December 28, 2003 and December 29, 2002

(in thousands of dollars, except share data)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$6	$29
Accounts receivable, net of allowance for doubtful accounts of $206 and $415	7,270	6,912
Prepaid expenses and other assets	1,092	1,919

Total current assets	8,368	8,860

Property and equipment, net	21,329	24,203
Goodwill, net	3,179	3,179
Intangibles, net	1,458	1,458
Other assets	110	130

	$34,444	$37,830

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,411	$2,365
Obligations under capital leases	—	30

Total current liabilities	2,411	2,395

Payable to affiliates	25,010	26,544

Total liabilities	27,421	28,939

Shareholders’ equity
Common stock, par value $.01 per share, authorized 30,000,000 shares, issued and outstanding 19,491,216 shares	195	195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(16,191)	(14,323)

Total shareholders’ equity	7,023	8,891

Total liabilities and shareholders’ equity	$34,444	$37,830

The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.

Consolidated Statements of Operations

Years Ended December 28, 2003,

December 29, 2002 and December 30, 2001

(in thousands of dollars, except per share)

	2003	2002	2001
Net revenues	$33,105	$34,872	$33,911

Cost of revenues	27,374	29,311	27,923

Gross profit	5,731	5,561	5,988

Distribution	1,158	1,419	1,616
Selling, general and administrative	5,297	4,526	5,423

Loss from operations	(724)	(384)	(1,051)

Interest expense	1,381	1,538	1,841
Write-down of assets	769	348	592

Loss before income taxes	(2,874)	(2,270)	(3,484)
Income tax benefit	1,006	886	1,359

Net loss	$(1,868)	$(1,384)	$(2,125)

Loss per common share - basic	$(.10)	$(.07)	$(.11)

Loss per common share - diluted	$(.10)	$(.07)	$(.11)

Weighted average common shares	19,491,216	19,491,216	19,491,216

Weighted average dilutive common shares	19,491,216	19,491,216	19,491,216

The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 28, 2003,

December 29, 2002 and December 30, 2001

(in thousands of dollars, except per share)

	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	19,491,216	$195	$23,019	$(10,814)	$12,400
Net loss for year				(2,125)	(2,125)

Balance at December 30, 2001	19,491,216	195	23,019	(12,939)	10,275
Net loss for year				(1,384)	(1,384)

Balance at December 29, 2002	19,491,216	195	23,019	(14,323)	8,891
Net loss for year				(1,868)	(1,868)

Balance at December 28, 2003	19,491,216	$195	$23,019	$(16,191)	$7,023

The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.

Consolidated Statements of Cash Flow

Years Ended December 28, 2003,

December 29, 2002 and December 30, 2001

(in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities
Net loss	$(1,868)	$(1,384)	$(2,125)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,489	5,388	5,373
Provision for doubtful accounts	(200)	—	120
Write-down of assets	769	348	492
Changes in operating assets and liabilities
Accounts receivable	(158)	(118)	917
Prepaid expenses and other assets	847	(484)	105
Accounts payable and accrued liabilities	46	(158)	(960)

Net cash provided by operating activities	4,925	3,592	3,922

Cash flows for investing activities
Purchase of property and equipment	(3,384)	(6,527)	(6,076)

Net cash used in investing activities	(3,384)	(6,527)	(6,076)

Cash flows from financing activities
Repayments under capital lease obligations	(30)	(344)	(563)
Borrowings from affiliates	18,188	21,214	20,807
Repayments to affiliates	(19,722)	(17,978)	(18,089)

Net cash (used in) provided by financing activities	(1,564)	2,892	2,155

Increase (decrease) in cash and cash equivalents	(23)	(43)	1
Cash and cash equivalents at beginning of period	29	72	71

Cash and cash equivalents at end of period	$6	$29	$72

The accompanying notes are an integral part of these financial statements.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

1.	Basis of Presentation and Nature of Business

The Company was incorporated in New York State on May 27, 1982, as Medical Sterilization, Inc. Effective January 8, 1999, the Company’s headquarters and principal place of business was moved to Orlando, Florida. Effective May 28, 1999, the Company changed its name to SSI Surgical Services, Inc.

SSI Surgical Services, Inc. (“OTCBB, SGSI.OB”) is approximately 84.5% owned by TFX Equities Incorporated (“TFX”), a wholly owned subsidiary of Teleflex Incorporated (“Teleflex”), a Fortune 1000 company with headquarters in Limerick, Pennsylvania. Teleflex will provide the financial support, under a revolving credit facility, necessary for the Company to continue its current operations.

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

Fiscal Year

The Company’s fiscal year ends the last Sunday in December.

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

Intangibles

On December 31, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 142, Goodwill and Other Intangible Assets, which requires that indefinite-lived intangible assets no longer be amortized, but are subject to impairment testing at least annually.

The Company completed its annual impairment review in the fourth quarter of 2003 and 2002 and concluded an impairment charge would not be required.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

Amortization expense of $406 (pretax) and $248 (after-tax) was recorded in the year ended December 30, 2001 for such assets. A reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the twelve months ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows:

	2003	2002	2001
Reported net income (loss)	$(1,868)	$(1,384)	$(2,125)
Add back: Goodwill amortization	—	—	248

Adjusted net income (loss)	$(1,868)	$(1,384)	$(1,897)

Reported basic and diluted earnings (loss) per share	$(.10)	$(.07)	$(.11)
Add back: Goodwill amortization	—	—	.01

	$(.10)	$(.07)	$(.10)

Intangible assets consist principally of goodwill, which is the excess purchase price over the fair value of the assets of businesses acquired. Intangibles are stated net of accumulated amortization of $1,458 as of December 28, 2003 and December 29, 2002.

Accounting for Long-Lived Assets

On a periodic basis or whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable, impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

Earnings Per Share Calculation

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in a similar manner except that the weighted average number of common shares is increased for dilutive securities. Potentially dilutive securities have been excluded from the 2003, 2002 and 2001 computations of diluted earnings per share since the result would be anti-dilutive.

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

At December 28, 2003, 11 customers represented approximately 51% of the accounts receivable balance and at December 29, 2002, 14 customers represented approximately 51% of the accounts receivable balance. The loss of any one of these customers could have a significant impact on the Company’s financial position and/or results of operations.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred income taxes be recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s taxable income is included in the consolidated tax returns of TFX under a tax sharing arrangement. For purposes of these financial statements, income taxes have been determined and allocated to the Company on a separate return basis.

Stock-Based Compensation

The Company applies the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, continuing to measure compensation cost in accordance with APB 25, Accounting for Stock Issued to Employees. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and earnings per share for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 would have been:

	2003	2002	2001
Net loss applicable to common shareholders, as reported	$(1,868)	$(1,384)	$(2,125)
Pro forma loss	$(1,894)	$(1,384)	$(2,199)
Loss per common share as reported - diluted	$(.10)	$(.07)	$(.11)
Pro forma loss per common share - diluted	$(.10)	$(.07)	$(.11)

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

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

New Accounting Pronouncements

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”)

In January 2003, the FASB issued FIN No. 46 which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN No. 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN No. 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has determined that it does not have any interests in any variable interest entities. Therefore, no disclosure is required for the fiscal year ended December 28, 2003 and the adoption of the initial recognition provisions of FIN No. 46 did not have any impact on the Company’s financial position, results of operations, or cash flows.

3.	Prepaid Expenses and Other Assets

The composition of prepaids and other assets is as follows:

	2003	2002
Consumables and supplies	$795	$1,513
Receivables	28	237
Insurance	179	142
Other	90	27

	$1,092	$1,919

4.	Property and Equipment

The composition of property and equipment is as follows:

	2003	2002
Surgical instruments	$29,795	$26,793
Gowns	4,852	4,821
Containers	2,208	2,126
Machinery and equipment	3,986	4,800
Leasehold improvements	3,142	3,714
Furniture and fixtures	1,807	2,005

	45,790	44,259
Accumulated depreciation and amortization	(24,461)	(20,056)

	$21,329	$24,203

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

Depreciation and amortization expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $5,489, $5,388 and $4,967, respectively.

There are no capital lease obligations at December 31, 2003. The composition of assets recorded under capital leases at December 31, 2002 is as follows:

Surgical instruments	$355
Machinery and equipment	99
Containers	49

503
Accumulated amortization	(278)

$225

5.	Write-Down of Property and Equipment

In November 2003, the Baltimore facility was shut down. The decision was based on low sales volume. The carrying amounts of leasehold improvements and equipment written off were $148 and $291, respectively. Remaining machinery and equipment with a carrying value of $275 is recorded in property and equipment. Remaining severance costs of $61, facility demolition costs of $41 and fees of $54 related to the early termination of vehicle leases were accrued at December 28, 2003.

In July 2003, the Detroit facility was shut down. The decision was also based on low sales volume and the expiration of the facility lease. The carrying amounts of leasehold improvements and equipment written off were $161 and $169, respectively. Remaining machinery and equipment with a carrying value of $150 is recorded in property and equipment. All costs related to the closure were recorded in the year ended December 28, 2003.

In November 2002, the Tampa facility was shut down. The decision was based on low sales volume and the additional capital expenditures that would have been required to outfit the facility for instrument processing. The carrying amounts of leasehold improvements and equipment written-off were $207 and $140, respectively. Remaining machinery and equipment with a carrying value of $100 is recorded in property and equipment. Remaining severance costs of $60 related to the closure were accrued at December 29, 2002.

In October 2001, equipment relating to a specific endoscopic contract was deemed to be unrecoverable. The carrying amount of the equipment written-off was $234. During the year, there was no revenue recorded on the contract and depreciation expense of $238 relating to the abandoned equipment was recorded in operating expenses.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

In July 2000, the Houston facility was temporarily shut down. The decision was based on low sales volume and the ability to transfer sterilization equipment from the Houston facility to other facilities, thus avoiding additional capital expenditures. The facility was to be placed back into service when a potentially significant instrument processing contract was signed. This potential contract was not signed and in December 2001, the decision was made not to place the facility back into service. The carrying amounts of leasehold improvements and equipment written off were $203 and $55, respectively. The Company was unable to sublease the facility during 2002 and provided an additional reserve for remaining lease obligation costs of $81, which was accrued at December 29, 2002. In 2003, additional expense of $143 was incurred to restore the facility to its original condition.

6.	Accounts Payable and Accrued Expenses

The composition of accounts payable and accrued expenses is as follows:

	2003	2002	2001
Trade accounts payable	$693	$964	$1,345
Salary and other compensation benefits	615	561	405
Sales and other taxes	522	320	371
Professional fees	135	162	162
Lease obligations	95	181	100
Severance costs	221	60	—
Other	130	117	138

	$2,411	$2,365	$2,521

7.	Employee Benefit Plans

The Company has historically maintained a 401(k) defined contribution plan, which allows participants to make contributions based on a percentage of their earnings. During fiscal year 1999, employees of the Company became eligible to participate in a successor 401(k) plan with TFX. The TFX plan allows participants to make pretax contributions, which are matched on a proportionate basis. The Company’s contributions for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 were approximately $98, $93 and $87, respectively.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

8.	Income Taxes

The provision for income taxes for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, consisted of the following:

	2003	2002	2001
Current
Federal	$(1,006)	$(795)	$(1,220)
State	—	(91)	(139)

	$(1,006)	$(886)	$(1,359)

Reconciliation between the statutory income tax rate and effective tax rate is summarized below:

	2003	2002	2001
Expected federal statutory tax rate (benefit)	(35)%	(35)%	(35)%
State and local taxes, net	—	(4)%	(4)%
Limitation (utilization) of net operating losses	—	—	—

Effective tax rate	(35)%	(39)%	(39)%

Following the Company’s acquisition of SSI and ESI from TFX in January 1999, the Company’s taxable income is included in the consolidated tax returns of Teleflex under a tax sharing arrangement. For purposes of these financial statements, income taxes have been determined and allocated to the Company by Teleflex.

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

The Company’s federal net operating loss carryforwards will expire in varying amounts from 2004 through 2018.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

9.	Common and Preferred Stock

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

In January 1999, the Company increased the number of shares of authorized Common Stock, par value $.01 per share from 10,000,000 shares to 30,000,000 shares, and issued 13,400,000 shares of Common Stock to TFX in connection with an acquisition (Note 2).

10.	Common Stock Warrants

From time to time, the Company has issued Common Stock warrants to directors, lending institutions, and other third parties. At December 28, 2003 and December 29, 2002, the Company had aggregate warrants outstanding to purchase 1,500,000 shares of Common Stock at a price between $1.38 and $2.00 per share with expiration dates through December 2005.

11.	Stock Option Plans

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

Incentive Stock Options may be granted only to key employees, including officers or directors who are employees of the Company, and shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify, but within ten (10) years from the date of grant (five (5) years in the case of options granted to holders of more than 10% of the Company’s voting stock). The exercise price must be at least equal to the fair market value of the Company’s Common Stock on the date granted (110% in the case of 10% shareholders). At December 28, 2003, Incentive Stock Options for an aggregate of 137,500 shares of Common Stock at exercise prices ranging from $0.26 to $1.28 were outstanding.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

Non-Qualified Stock Options may be granted under the Plans or otherwise to officers, directors, consultants and key employees, and shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Board of Directors may specify. The exercise price is not limited and may be below the fair market value of the Company’s Common Stock on the date of grant. At December 28, 2003, Non-Qualified Stock Options for an aggregate of 1,235,000 shares of Common Stock at exercise prices ranging from $0.25 to $1.06 were outstanding.

A summary of the status of the Company’s stock option plans as of December 28, 2003 and December 29, 2002 and changes during the years ended on those dates is presented below.

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,194,670	$0.74	1,241,170	$0.73	1,015,670	$0.83
Granted	420,000	0.26	—	—	320,000	0.43
Exercised	—	—	—	—	—	—
Canceled/Expired	242,170	0.89	46,500	0.47	94,500	0.77

Outstanding at end of year	1,372,500	0.57	1,194,670	0.74	1,241,170	0.73

Options exercisable at end of year	825,000	0.75	955,420	0.80	850,045	0.83

Weighted average fair value of options granted during the year	$0.10		$—		$0.25

The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2003 and 2001, respectively: no dividend yield for either year; expected volatility of 52% and 90%; risk-free interest rate of 3.17% and 5.65%; and expected lives of 4.5 and 5 years.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

The following table summarizes information about stock options outstanding at December 28, 2003:

Range of exercise prices	$0.25 - $0.49	$0.50 - $0.74	$1.00 - $1.24	$1.25 - $1.49
Options outstanding	675,000	557,500	105,000	35,000
Weighted-average remaining contractual life	8.7 yrs	1.9 yrs	4.6 yrs	3.9 yrs
Weighted-average exercise price of options outstanding	$0.33	$0.73	$1.04	$1.28
Options exercisable	127,500	557,500	105,000	35,000
Weighted-average exercise price of options outstanding	$0.43	$0.73	$1.04	$1.28

13.	Related Party Transactions

The Company purchases from surgical instrument manufacturers the surgical instruments included in instrument sets that are utilized in providing certain of the Company’s services. Pilling Surgical (“Pilling”), a national surgical instrument manufacturer and a subsidiary of Teleflex, has agreed to supply surgical instruments to the Company. Purchases from Pilling are made on commercial terms. Instrument purchases from Pilling for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, were approximately $458, $937 and $772, respectively. Amounts owing to Pilling for such purchases are included in payable to affiliates and totaled $33 and $113 at December 28, 2003 and December 29, 2002, respectively.

Effective April 12, 2001, the Company entered into a Sales and Marketing Agreement with Pilling. Under the terms of the agreement, Pilling was granted the sole and exclusive right to market the Company’s comprehensive line of surgical support services to hospitals and ambulatory centers throughout the United States. The term of the agreement was for three years ending on April 30, 2004 and provided for early termination in the event billed sales of services from Pilling generated contracts during any calendar year did not exceed amounts specified in the agreement. During each calendar year, the Company paid Pilling a fee on billed sales from contracts signed in that calendar year. By mutual agreement, the Sale and Marketing Agreement was terminated effective May 4, 2003. In the years ended December 28, 2003, December 29, 2002 and December 30, 2001, Pilling earned fees totaling $45, $175 and $138, respectively.

The Company entered into a revolving credit facility with Teleflex. The agreement as amended, provides the Company up to $27,500 of unsecured financing. The outstanding principal on this credit facility was $24,862 and $26,431 at December 28, 2003 and December 29, 2002, respectively, and is due and payable on April 30, 2005. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25%. Interest was charged on the unpaid principal balance during 2003, 2002 and 2001 at a weighted average rate of 5.3%, 5.9% and 8.2%, respectively. Interest charged by Teleflex amounted to $1,380, $1,525 and $1,777 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

Teleflex also charged the Company fees for legal, treasury, tax and other financial services. Fees of $200 were charged for each of the years ended December 28, 2003 and December 29, 2002 and December 30, 2001.

See Notes 8 and 10 for other related party transactions.

SSI Surgical Services, Inc.

Notes to the Consolidated Financial Statements

December 28, 2003 and December 29, 2002

(in thousands of dollars, except per share)

14.	Commitments and Contingencies:

Minimum annual rental commitments for non-cancelable operating leases, principally for the Company’s off-site sterilization facilities, at December 28, 2003 are as follows:

2004	$1,120
2005	1,088
2006	1,060
2007	1,061
2008	1,085
Thereafter	1,479

$6,893

Rent expense, net of sublease income of approximately $237, $274 and $195, was approximately $1,440, $1,795 and $1,924 for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

The Company is subject to a variety of claims and suits that arise from time to time out of the ordinary course of its business. The Company does not believe that these actions will have a material impact on the Company’s business, financial condition or results of operations.

15.	Joint Venture Agreement

Effective September 7, 2001, the Company entered into a Joint Venture Agreement with World Healthcare Systems (“WHS”). Under the terms of the agreement, the Company and WHS formed a joint venture, World SSI LLC, majority owned by WHS. World SSI sold and marketed the Company’s comprehensive line of off-site surgical support services to hospitals and ambulatory surgery centers. As part of the joint venture arrangement, World SSI would, subject to certain performance criteria, acquire the Company’s existing Off-Site facilities through which SSI currently carries on its Off-Site business. The performance criteria were not met and the joint venture, World SSI, LLC, was dissolved effective October 7, 2002.