Form 10-Q
period 2004-03-28
SSI SURGICAL SERVICES INC
filed 2004-05-12
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  ☐Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $.01 Par Value	19,491,216

SSI Surgical Services, Inc.

Index to Form 10-Q

Three Months Ended March 28, 2004

SSI Surgical Services, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	March 28, 2004	December 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$946	$6
Accounts receivable less allowance for doubtful accounts of $222 and $206	7,077	7,270
Prepaid expenses and other assets	767	1,092

Total current assets	8,790	8,368

Property and equipment, net	20,530	21,329
Goodwill, net	3,179	3,179
Intangibles, net	1,458	1,458
Other assets	110	110

Total assets	$34,067	$34,444

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$2,187	$2,411

Total current liabilities	2,187	2,411

Payable to affiliates	24,898	25,010

Total liabilities	27,085	27,421

Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(16,232)	(16,191)

Total shareholders’ equity	6,982	7,023

Total liabilities and shareholders’ equity	$34,067	$34,444

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Operations

(Dollars in Thousands, except per share)

	Three Months Ended
	March 28, 2004	March 30, 2003
Net revenues	$8,025	$8,246
Cost of revenues	6,327	7,294

Gross profit	1,698	952

Distribution Expenses	264	323
Selling, general and administrative	1,173	1,055

Income (loss) from operations	261	(426)

Interest	324	364

Loss before income taxes	(63)	(790)

Income tax benefit	(22)	(308)

Net loss	$(41)	$(482)

Loss per common share—basic	$—	$(.02)

Loss per common share—diluted	$—	$(.02)

Weighted average common shares	19,491	19,491

Weighted average dilutive common shares	19,921	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Three Months Ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net loss	$(41)	$(482)
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation	1,239	1,448
Changes in operating assets and liabilities:
Accounts receivable	193	(218)
Prepaid expenses and other assets	325	128
Accounts payable and accrued liabilities	(224)	11

Net cash provided by operating activities	1,492	865

Cash flows for investing activities:
Net purchase of property and equipment	(440)	(959)

Net cash used by investing activities	(440)	(959)

Cash flows from financing activities:
Repayments under capital lease obligations	—	(20)
Borrowings from affiliates	4,423	4,256
Repayments to affiliates	(4,535)	(4,144)

Net cash (used in) provided by financing activities	(112)	92

Increase (decrease) in cash and cash equivalents	940	(2)

Cash and cash equivalents at beginning of period	6	29

Cash and cash equivalents at end of period	$946	$27

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

NOTE 2

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed in the same manner except that the weighted average number of common shares is increased for dilutive securities. The difference between basic and diluted weighted average common shares results from the assumption that dilutive stock options were exercised. Potentially dilutive securities have been excluded from the computation of diluted earnings per share for the three months ended March 30, 2003, since the results would be antidilutive. A reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	Three Months Ended
	March 28, 2004	March 30, 2003
Basic	19,491	19,491
Dilutive shares assumed issued	430	—

Diluted	19,921	19,491

NOTE 3

The Company applies the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment to FASB Statement No. 123, continuing to measure compensation cost in accordance with APB 25, Accounting for Stock Issued to Employees. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and earnings (loss) per share for the three months ended March 28, 2004 and March 30, 2003 would have been:

	Three Months Ended
	March 28, 2004	March 30, 2003
Net loss, as reported	$(41)	$(482)
Pro forma net income (loss)	$(45)	$(482)
Loss per common share as reported—diluted	—	$(.02)
Pro forma loss per common share—diluted	—	$(.02)

NOTE 4

During the first quarter, the Company reduced sales and increased net loss by $65,000 and $42,000 respectively, in connection with sales invoices that were inadvertently overstated in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues decreased $221,000 or 2.7%, to $8,025,000 for the three months ended March 28, 2004 compared to $8,246,000 for the three months ended March 30, 2003. This decrease is attributed to the closure of the Baltimore and Detroit reprocessing facilities in 2003, partially offset by additional revenues from new endoscopic services customers.

Gross profit increased to $1,698,000 or 21.2% of revenues for the three months ended March 28, 2004 compared with $952,000 or 11.5% of revenues for the three months ended March 30, 2003. Approximately $546,000 of this increase is primarily the result of efficiencies in the utilization of disposable products and labor and the remaining $200,000 is attributed to the closure of the reprocessing facilities.

Distribution costs decreased to $264,000 or 3.3% of revenues for the three months ended March 28, 2004 compared with $323,000 or 3.9% of revenues for the three months ended March 30, 2003. The decrease in distribution costs resulted from the closure of the reprocessing facilities in 2003.

Selling, general and administrative expenses increased by $118,000 to $1,173,000 for the three months ended March 28, 2004 compared to $1,055,000 for the three months ended March 30, 2003. The increase was primarily the result of increased travel and professional fees.

Interest expense decreased by $40,000 to $324,000 for the three months ended March 28, 2004 compared to $364,000 for the three months ended March 30, 2003. This decrease was the result of lower average borrowings from affiliates.

Net loss for the three months ended March 28, 2004 was $41,000 compared to a net loss of $482,000 for the three months ended March 30, 2003. Basic and diluted earnings per share in the three months ended March 28, 2004 were nil, compared to a net loss per share of $.02 in the three months ended March 30, 2003.

Liquidity and Capital Resources

Cash flows from operating activities were $1,492,000 in the three months ended March 28, 2004 compared to $865,000 in the three months ended March 30, 2003. The increase resulted primarily from the generation of net income in the current period and a reduction in accounts receivable.

Capital expenditures decreased to $440,000 in the three months ended March 28, 2004 compared with $959,000 in the three months ended March 30, 2003, primarily due to a reduction in purchases of surgical instruments and linens. Expenditures were made to support the Company’s new and existing sales contracts.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its majority shareholder, and cash flows from operating activities will provide support for these expenditures.

The Company had borrowings of $24,813,000 outstanding at March 28, 2004, a decrease of $49,000, under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on July 31, 2005. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

The Company’s future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Approximately 69% of the Company’s healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

As of the end of the quarter year ended March 28, 2004, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarter ended March 28, 2004, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit

31.1 -	Certification by the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 -	Certification of Chief Financial Officer relating to Section 906 of the Sarbanes-Oxley Act of 2002

Form 8-K Filings

1. During the quarter ended March 28, 2004, the Company filed the following report on Form 8-K:

On March 22, 2004 SSI Surgical Services, Inc. filed a report on Form 8-K dated March 19, 2004, to file as an exhibit a press release announcing the resignation of its chairman of the Board of Directors, and election of two new Directors, including the successor as chairman of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2004	SSI SURGICAL SERVICES, INC.

	By:	/s/ Christopher E. Tihansky

Christopher E. Tihansky President and Chief Executive Officer

	By:	/s/ Paul A. D’Alesio

Paul A. D’Alesio Treasurer and Chief Financial Officer