Form 10-Q
period 2004-06-27
SSI SURGICAL SERVICES INC
filed 2004-08-10
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2004

or

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, $.01 Par Value	19,491,216

SSI Surgical Services, Inc.

Index to Form 10-Q

Three Months and Six Months Ended June 29, 2003

SSI Surgical Services, Inc.

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	June 27, 2004	December 28, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$191	$6
Accounts receivable less allowance for doubtful accounts of $207 and $206	7,940	7,270
Prepaid expenses and other assets	778	1,092

Total current assets	8,909	8,368
Property and equipment, net	19,712	21,329
Goodwill, net	4,637	4,637
Other assets	110	110

Total assets	$33,368	$34,444

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,065	$2,411

Total current liabilities	2,065	2,411
Payable to affiliates	24,010	25,010

Total liabilities	26,075	27,421
Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(15,921)	(16,191)

Total shareholders’ equity	7,293	7,023

Total liabilities and shareholders’ equity	$33,368	$34,444

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars and Shares in Thousands, except per share)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net revenues	$8,330	$8,817	$16,355	$17,063
Cost of revenues	6,111	7,315	12,438	14,609

Gross profit	2,219	1,502	3,917	2,454
Distribution Expenses	258	305	522	628
Selling, general and administrative	1,173	1,351	2,346	2,406
Write-down of assets	—	330	—	330

Income (loss) from operations	788	(484)	1,049	(910)
Interest	313	361	637	725

Income (loss) before income taxes	475	(845)	412	(1,635)
Income tax expense (benefit)	164	(329)	142	(637)

Net income (loss)	$311	$(516)	$270	(998)

Earnings (loss) per common share – basic	$.02	$(.03)	$.01	(.05)

Earnings (loss) per common share – diluted	$.02	$(.03)	$.01	(.05)

Weighted average common shares	19,491	19,491	19,491	19,491

Weighted average dilutive common shares	20,284	19,491	20,103	19,491

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income (loss)	$270	$(998)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,468	2,952
Write-down of assets	—	330
Changes in operating assets and liabilities:
Accounts receivable	(670)	(491)
Prepaid expenses and other assets	314	572
Accounts payable and accrued liabilities	(346)	(29)

Cash provided by operating activities	2,036	2,336

Cash flows for investing activities:
Purchase of property and equipment	(851)	(1,965)

Cash used in investing activities	(851)	(1,965)

Cash flows from financing activities:
Repayments under capital lease obligations	—	(30)
Borrowings from affiliates	8,933	9,070
Repayments to affiliates	(9,933)	(9,416)

Cash used in financing activities	(1,000)	(376)

Increase (decrease) in cash and cash equivalents	185	(5)
Cash and cash equivalents at beginning of period	6	29

Cash and cash equivalents at end of period	$191	$24

See Notes to Condensed Consolidated Statements.

SSI Surgical Services, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

(Dollars and Shares in Thousands, except per share)

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

The Company applies the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, continuing to measure compensation cost in accordance with APB 25, Accounting for Stock Issued to Employees. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and earnings (loss) per share for the three and six months ended June 27, 2004 and June 29, 2003 would have been:

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income (loss), as reported	311	(516)	270	(998)
Deduct: Stock based employee compensation expense using a fair value method	(27)	(1)	(31)	(1)
Pro forma net income (loss)	284	(517)	239	(999)
Earnings (loss) per common share:
Basic
As reported	.02	(.03)	.01	(.05)
Pro forma	.02	(.03)	.01	(.05)
Diluted
As reported	.02	(.03)	.01	(.05)
Pro forma	.01	(.03)	.01	(.05)

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

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2003	June 29, 2003
Basic	19,491	19,491	19,491	19,491
Dilutive shares assumed issued	793	—	612	—
Diluted	20,284	19,921	20,103	19,491

Weighted average stock options and warrants of 2,273 and 2,485 were antidilutive and were therefore not included in the calculation of earnings per share for the three months ended June 27, 2004 and June 29, 2003, respectively. Weighted average antidilutive stock options and warrants were 2,255 and 2,485 for the six months ended June 27, 2004 and June 29, 2003, respectively.

NOTE 3

During the first quarter, the Company reduced sales and increased net loss by $65,000 and $42,000, respectively, in connection with sales invoices that were inadvertently overstated in 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues decreased $487,000 or 5.5%, to $8,330,000 for the three months ended June 27, 2004 compared to $8,817,000 for the three months ended June 29, 2003. Revenues decreased $708,000 or 4.1%, to $16,355,000 for the six months ended June 27, 2004 compared to $17,063,000 for the six months ended June 29, 2003. This decrease is attributed to the fact that the Company closed and is no longer providing services out of the Baltimore and Detroit reprocessing facilities, partially offset by additional revenues from new endoscopic services customers.

Gross profit increased to $2,219,000 or 26.6% of revenues for the three months ended June 27, 2004 compared with $1,502,000 or 17.0% of revenues for the three months ended June 29, 2003. Gross profit increased to $3,917,000 or 23.9% of revenues for the six months ended June 27, 2004 compared with $2,454,000 or 14.4% of revenues for the six months ended June 29, 2003. This increase is primarily the result of efficiencies in the utilization of disposable products and labor and the elimination of lower margin business due to the closure of the Baltimore and Detroit reprocessing facilities.

Distribution costs decreased to $258,000 or 3.1% of revenues for the three months ended June 27, 2004 compared with $305,000 or 3.5% of revenues for the three months ended June 29, 2003. Distribution costs decreased to $522,000 or 3.2% of revenues for the six months ended June 27, 2004 compared with $628,000 or 3.7% of revenues for the six months ended June 29, 2003. The decrease in distribution costs resulted from the closure of the reprocessing facilities in 2003.

Selling, general and administrative expenses decreased by $178,000 to $1,173,000 for the three months ended June 27, 2004 compared to $1,351,000 for the three months ended June 29, 2003. Selling, general and administrative expenses decreased by $60,000 to $2,346,000 for the six months ended June 27, 2004 compared to $2,406,000 for the six months ended June 29, 2003. The decrease was primarily the result of the closure of the reprocessing facilities in 2003 offset slightly by increased travel and professional fees.

Interest expense decreased by $48,000 to $313,000 for the three months ended June 27, 2004 compared to $361,000 for the three months ended June 29, 2003. Interest expense decreased by $88,000 to $637,000 for the six months ended June 27, 2004 compared to $7254,000 for the six months ended June 29, 2003. This decrease was the result of lower average borrowings from affiliates.

Liquidity and Capital Resources

Cash flows from operating activities were $2,036,000 in the six months ended June 27, 2004 compared to $2,336,000 in the six months ended June 29, 2003. The decrease resulted primarily from the generation of net income offset by increased working capital relative to prior year and lower depreciation.

Capital expenditures decreased to $851,000 in the six months ended June 27, 2004 compared with $1,965,000 in the six months ended June 29, 2003, primarily due to a reduction in purchases of surgical instruments and linens. Expenditures were made to support the Company’s new and existing sales contracts.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its principal shareholder, and cash flows from operating activities will provide support for these expenditures.

The Company had borrowings of $23,980,000 outstanding at June 27, 2004, a decrease of $997,000, under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on October 31, 2005. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

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

The Company’s future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Approximately 67% of the Company’s healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

As of June 27, 2004, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the quarter ended June 27, 2004.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004	SSI SURGICAL SERVICES, INC.

	By:	/s/ CHRISTOPHER E. TIHANSKY
Christopher E. Tihansky
President and Chief Executive Officer

	By:	/s/ PAUL A. D’ALESIO
Paul A. D’Alesio
Treasurer and Chief Financial Officer