Form 10-Q
period 2004-09-26
SSI SURGICAL SERVICES INC
filed 2004-11-10
CIK 723592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2004
Common Stock, $.01 Par Value	19,491,216

SSI Surgical Services, Inc.

Index to Form 10-Q

Three Months and Nine Months Ended September 26, 2004

SSI Surgical Services, Inc.

Condensed Balance Sheets

(Dollars in Thousands)

	September 26, 2004 (Unaudited)	December 28, 2003
Assets
Current Assets:
Cash and cash equivalents	$296	$6
Accounts receivable less allowance for doubtful Accounts of $213 and $206	7,409	7,270
Prepaid expenses and other assets	710	1,092

Total current assets	8,415	8,368

Property and equipment, net	18,518	21,329
Goodwill, net	4,637	4,637
Other assets	110	110

Total assets	$31,680	$34,444

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,185	$2,411

Total current liabilities	2,185	2,411

Payable to affiliates	22,102	25,010

Total liabilities	24,287	27,421

Shareholders’ equity:
Common Stock	$195	$195
Additional paid-in capital	23,019	23,019
Accumulated deficit	(15,821)	(16,191)

Total shareholders’ equity	7,393	7,023

Total liabilities and shareholders’ equity	$31,680	$34,444

See Notes to Condensed Statements.

SSI Surgical Services, Inc.

Condensed Statements of Operations

(Unaudited)

(Dollars and Shares in Thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net revenues	$7,988	$8,156	$24,343	$25,219
Cost of revenues	6,098	6,632	18,536	21,241

Gross profit	1,890	1,524	5,807	3,978

Distribution expenses	252	266	774	894
Selling, general and administrative	985	1,293	3,251	3,699
Write-down of assets	160	—	240	330

Income (loss) from operations	493	(35)	1,542	(945)

Interest	335	321	972	1,046

Income (loss) before income taxes	158	(356)	570	(1,991)

Income tax expense (benefit)	58	(139)	200	(776)

Net income (loss)	$100	$(217)	$370	(1,215)

Earnings (loss) per common share – basic	$.01	$(.01)	$.02	(.06)

Earnings (loss) per common share – diluted	$.01	$(.01)	$.02	(.06)

Weighted average common shares	19,491	19,491	19,491	19,491

Weighted average dilutive common shares	20,956	19,491	20,829	19,491

See Notes to Condensed Statements.

SSI Surgical Services, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income (loss)	$370	$(1,215)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,675	4,237
Write-down of assets	240	330
Changes in operating assets and liabilities:
Accounts receivable	(139)	(30)
Prepaid expenses and other assets	382	958
Accounts payable and accrued liabilities	(226)	(59)

Cash provided by operating activities	4,302	4,221

Cash flows for investing activities:
Purchases of property and equipment	(1,104)	(2,803)

Cash used in investing activities	(1,104)	(2,803)

Cash flows from financing activities:
Repayments under capital lease obligations	—	(30)
Borrowings from affiliates	12,553	13,079
Repayments to affiliates	(15,461)	(14,475)

Cash used in financing activities	(2,908)	(1,426)

Increase (decrease) in cash and cash equivalents	290	(8)

Cash and cash equivalents at beginning of period	6	29

Cash and cash equivalents at end of period	$296	$21

See Notes to Condensed Statements.

SSI Surgical Services, Inc.

Notes to the Condensed Financial Statements

(Unaudited)

(Dollars and Shares in Thousands, except per share)

NOTE 1

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The condensed statements should be read in conjunction with the financial statements and notes thereto included in the latest Form 10-K of SSI Surgical Services, Inc. (the “Company”). In the Company’s opinion, all adjustments necessary for a fair presentation of these condensed statements have been included and are of a normal and recurring nature.

The Company applies the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement No. 123, continuing to measure compensation cost in accordance with APB 25, Accounting for Stock Issued to Employees. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s pro forma net income (loss) and earnings (loss) per share for the three and nine months ended September 26, 2004 and September 28, 2003 would have been:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income (loss), as reported	$100	$(217)	$370	$(1,215)
Deduct: Stock based employee compensation expense using a fair value method	—	—	(31)	(1)
Pro forma net income (loss)	$100	$(217)	$339	$(1,216)
Earnings (loss) per common share:
Basic
As reported	$.01	$(.01)	$.02	$(.06)
Pro forma	$.01	$(.01)	$.02	$(.06)
Diluted
As reported	$.01	$(.01)	$.02	$(.06)
Pro forma	$.01	$(.01)	$.02	$(.06)

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

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Basic	19,491	19,491	19,491	19,491
Dilutive shares assumed issued	1,465	—	1,338	—
Diluted	20,956	19,491	20,829	19,491

Weighted average stock options and warrants of 1,590 and 2,485 were antidilutive and were therefore not included in the calculation of earnings per share for the three months ended September 26, 2004 and September 28, 2003, respectively. Weighted average antidilutive stock options and warrants were 1,060 and 2,485 for the nine months ended September 26, 2004 and September 28, 2003, respectively.

NOTE 3

Machinery and equipment remaining after the prior year closures of facilities has been written down $240,000 to the estimated fair value. Remaining machinery and equipment with a carrying amount of $268,000 is recorded in property and equipment.

NOTE 4

During the first quarter, the Company reduced sales and increased net loss by $65,000 and $42,000, respectively, in connection with sales invoices that were inadvertently overstated in 2003.

NOTE 5

During the quarter, the Company extended the term of its existing loan agreement with Teleflex Incorporated (Teleflex), its principal shareholder, to January 31, 2006. No other changes to the terms and conditions of the loan agreement were made.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues decreased $168,000 or 2.1%, to $7,988,000 for the three months ended September 26, 2004 compared to $8,156,000 for the three months ended September 28, 2003. Revenues decreased $876,000 or 3.5%, to $24,343,000 for the nine months ended September 26, 2004 compared to $25,219,000 for the nine months ended September 28, 2003. This decrease is attributed to the fact that the Company closed and is no longer providing services out of the Baltimore and Detroit reprocessing facilities, partially offset by additional revenues from new endoscopic services customers.

Gross profit increased to $1,890,000 or 23.7% of revenues for the three months ended September 26, 2004 compared with $1,524,000 or 18.7% of revenues for the three months ended September 28, 2003. Gross profit increased to $5,807,000 or 23.9% of revenues for the nine months ended September 26, 2004 compared with $3,978,000 or 15.8% of revenues for the nine months ended September 28, 2003. This increase is primarily the result of efficiencies in the utilization of disposable products and labor and the elimination of lower margin business due to the closure of the Baltimore and Detroit reprocessing facilities.

Distribution expenses decreased to $252,000 or 3.2% of revenues for the three months ended September 26, 2004 compared with $266,000 or 3.3% of revenues for the three months ended September 28, 2003. Distribution expenses decreased to $774,000 or 3.2% of revenues for the nine months ended September 26, 2004 compared with $894,000 or 3.5% of revenues for the nine months ended September 28, 2003. The decrease in distribution expenses resulted from the closure of the reprocessing facilities in 2003.

Selling, general and administrative expenses decreased by $308,000 to $985,000 for the three months ended September 26, 2004 compared to $1,293,000 for the three months ended September 28, 2003. Selling, general and administrative expenses decreased by $448,000 to $3,251,000 for the nine months ended September 26, 2004 compared to $3,699,000 for the nine months ended September 28, 2003. The decrease was primarily the result of the closure of the reprocessing facilities in 2003 and a decrease in travel related costs.

Interest expense increased by $14,000 to $335,000 for the three months ended September 26, 2004 compared to $321,000 for the three months ended September 28, 2003. Interest expense decreased by $74,000 to $972,000 for the nine months ended September 26, 2004 compared to $1,046,000 for the nine months ended September 28, 2003. The increase in the quarter resulted from an increase in interest rate charged while the nine month decrease in interest expense was impacted by a lower average borrowings from affiliates.

Liquidity and Capital Resources

Cash flows from operating activities were $4,302,000 in the nine months ended September 26, 2004 compared to $4,221,000 in the nine months ended September 28, 2003. The decrease resulted primarily from the generation of net income offset by increased working capital relative to prior year and lower depreciation.

Capital expenditures decreased to $1,104,000 in the nine months ended September 26, 2004 compared with $2,803,000 in the nine months ended September 28, 2003, primarily due to a reduction in purchases of surgical instruments and linens. Expenditures were made to support the Company’s new and existing sales contracts.

The Company plans to purchase additional surgical instruments and linens, as and if required to support the Company’s growth objectives. The Company believes that additional borrowing capacity under the existing loan agreement with Teleflex Incorporated (Teleflex), its principal shareholder, and cash flows from operating activities will provide support for these expenditures.

The Company had borrowings of $22,092,000 outstanding at September 26, 2004, a decrease of $2,770,000, under a $27,500,000 unsecured revolving loan agreement with Teleflex. The outstanding principal on this credit facility is due and payable on January 31, 2006. Interest under this agreement is payable at the prevailing Prime rate of PNC Bank, plus 1.25 percent.

The Company believes that the anticipated future cash flow from operations, along with its cash on hand and available funding from its major shareholder will be sufficient to meet working capital requirements during 2004.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, so-called “forward-looking statements,” which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995; in particular, statements made relating to the suitability of the Company’s facilities and equipment for future operations and the availability of additional facilities and equipment in the future, and the sufficiency of funds for the Company’s working capital requirements during the next twelve months may be forward looking statements. The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company’s filings with the Securities and Exchange Commission.

The Company’s future results are subject to risks and uncertainties. The Company has operated at a loss or small profit for its entire history. The failure of the Company to continue to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company’s business, results of operations and financial condition. Approximately 68% of the Company’s healthcare provider customers are currently concentrated in the Northeast Corridor. Any factors affecting this market generally could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company is subject to government regulation in certain aspects of its operations. Changes in such regulations could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Item 4. Controls and Procedures

As of September 26, 2004, our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of our employees. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s disclosure controls or internal controls over financial reporting during the quarter ended September 26, 2004.

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

November 9, 2004	SSI SURGICAL SERVICES, INC.

	By:	/s/ Christopher E. Tihansky
Christopher E. Tihansky
President and Chief Executive Officer

	By:	/s/ Paul A. D’Alesio
Paul A. D’Alesio
Treasurer and Chief Financial Officer